Form 10-K
period 1993-12-31
ICN BIOMEDICALS INC
filed 1994-03-31
CIK 798166

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                      -----------------------------
                                 FORM 10-K
(Mark One)
[x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the year ended December 31, 1993
                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT of 1934
                        Commission File Number 1-9934

                             ICN BIOMEDICALS, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              Delaware                                  33-0004340
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

              3300 Hyland Avenue, Costa Mesa, California 92626
        (Address of principal executive offices, including zip code)

   Registrant's telephone number, including area code:  (714)  545-0113
                     ------------------------------------
         Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
       Title of each class                           which registered
   ----------------------------                  ------------------------
   Common Stock, $.01 par value                   American Stock Exchange

         Securities Registered Pursuant to Section 12(g) of the Act:
                                    None
                              (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.   YES   X       NO
                                                -----        -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   X
                                         -----
     The aggregate market value of the Registrant's voting stock held by non-affiliates on March 29, 1994 was approximately $13,012,000.

     The number of outstanding shares of Common Stock as of March 29, 1994 was 9,033,623.

     Portions of the Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders are incorporated into Part III of this report by reference.

                            TABLE OF CONTENTS
                                                                  Page
                          Item Number and Caption                Number
                          -----------------------                ------
PART I

 1.   Business                                                       3
 2.   Properties                                                    11
 3.   Legal Proceedings                                             12
 4.   Submission of Matters to a Vote of Security Holders           13
      Executive Officers of the Registrant                          13

PART II

 5.   Market for Registrant's Common Equity and Related
        Stockholder Matters                                         15

 6.   Selected Financial Data                                       15

 7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         17

 8.   Financial Statements and Supplementary Data                   26

 9.   Changes in and Disagreements with Auditors on
        Accounting and Financial Disclosure                         56

PART III

10.   Directors and Executive Officers of the Registrant            56

11.   Executive Compensation                                        56

12.   Security Ownership of Certain Beneficial
        Owners and Management                                       56

13.   Certain Relationships and Related Transactions                56

PART IV

14.    Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                57

PART I

ITEM  1.  BUSINESS

     ICN Biomedicals, Inc. and its subsidiaries (the "Company") develop, manufacture and sell research chemical products, biomedical instrumentation, diagnostic reagents, and radiation monitoring services. Major product lines of the research chemical products group include biochemicals, radiochemicals and cell biology products, and chromatography materials. Major product lines of the biomedical instrumentation group include microplate instrumentation, environmental technology products and precision liquid delivery instrumenta-tion. The diagnostic reagents group provides reagents and instrumentation, including enzyme-and radio-immunoassay kits and immunoassay systems. The Company also purchases research chemicals from other manufacturers, in bulk, for repackaging and distributes biomedical instrumentation manufactured by others. The Company's principal customers are life science researchers, including those engaged in molecular biology, genetic engineering and other areas of biotechnology, biochemical research laboratories, and clinical laboratories. Major markets are located in the United States, Canada, Mexico, South America, Eastern and Western Europe, Australia and Japan. The Company's products are sold through Company-produced catalogs, direct mail advertising, direct sales force, and selected independent distributors and agents.

     The Company was incorporated in September 1983 as a Delaware corporation by its parent, ICN Pharmaceuticals, Inc. ("ICN"), and has since operated as an ICN subsidiary. Effective January 1, 1984, ICN transferred to the Company, in exchange for all of the then outstanding shares of common stock of the Company, certain assets and liabilities comprising the Life Sciences Group of ICN. Some of the operations of that group had been conducted by ICN since ICN's inception in 1960. Since 1984, several businesses and product lines have been acquired by ICN on behalf of the Company and subsequently transferred to the Company.

     The Company changed its fiscal year end from November 30 to December 31, effective for the twelve months ended December 31, 1991.

     In November 1989, the Company acquired, for $37,700,000, all of the issued and outstanding common shares of Flow Laboratories, Inc., and Flow Laboratories B.V., from GRC International, Inc. (formerly Flow General, Inc.). These companies, together with their respective subsidiaries ("Flow") constituted the Biomedical Division of Flow General. Funds for the purchase consisted of cash and bonds with a value of $35,700,000 (of which $27,000,000 was financed by bank borrowings, and 100,000 shares of the common stock of the Company, with a guaranteed value of $20 per share on November 8, 1994. Flow was a manufacturer and distributor of several thousand biomedical products worldwide, including cell biology products, laboratory plastics, enzyme linking immunosorbent assay (ELISA), diagnostic instrumentation and environmental technology products.

     At the time of the acquisition of Flow, the Company believed that the distribution outlets acquired would substantially increase the Company's ability to compete in international markets where it had no significant direct representation. Following the acquisition, the Company attempted to centralize the European marketing and distribution, discontinue certain low margin product lines and shut down excess manufacturing and distribution facilities. These efforts continued into 1992, at which time the Company completed a major restructuring plan. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Restructuring Costs and Special charges).

     On August 30, 1993, the Company issued 300,000 shares of a new series "A" of the Company's non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $30,000,000 to ICN. In exchange, ICN delivered 4,983,606 shares of the Company's common stock that ICN owned and exchanged intercompany debt owed to ICN by the Company in the amount of $11,000,000.

     In addition, on August 30, 1993, the Company issued 390,000 shares of a new series "B" of the Company's non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $32,000,000 to ICN. In exchange, ICN delivered to the Company 8,384,843 shares of the Company's common stock that ICN owned.

     As a result of the series "A" and "B" exchanges, ICN's ownership was reduced from 88% to 69% of the outstanding common stock of the Company.

     In addition to the business of the Company, ICN develops, manufactures, distributes and sells pharmaceutical and related products and services.
ICN's pharmaceuticals group is composed of Viratek, Inc. ("Viratek", a 63%-owned subsidiary at March 26, 1994) and SPI Pharmaceuticals, Inc.
("SPI", a 39%-owned investment at March 26, 1994, which, effective from January 1, 1993, is accounted for on the equity method of accounting by ICN.)

     Viratek conducts research and develops compounds derived from nucleic acids, the basic genetic material. Viratek's principal product is the compound Virazole (registered trademark) (ribavirin), a broad spectrum anti-viral agent. The Company has no financial interest in Virazole.
In addition, Viratek has initiated a new research program focused on the detection and measurement of a group of human peptide hormones or regulators and in vitro commercial diagnostics. Viratek also conducts certain biomedical research and development for the Company (see Research and Development).

     SPI and its subsidiaries manufacture, distribute and sell pharmaceutical and nutritional products, primarily in the United States, Yugoslavia, Mexico, Western and Eastern Europe and Canada.

     The Company's principal executive offices are located at 3300 Hyland Avenue, Costa Mesa, California 92626, telephone (714) 545-0113.

Products

  Research Chemical Products Group

     Biomedical's research products group markets more than 55,000 chemical, radiochemical, biochemical and immunochemical compounds. These compounds result from chemical synthesis, biochemical (enzymatic) synthesis, and/or are isolated from natural sources such as micro-organisms, plant, and animal tissues. In addition, the biomedical group offers laboratory plasticware, media for cell culture, and materials for chromatography.

     BIOCHEMICALS. Biochemicals are chemicals that occur in or result from any life process. The major biochemicals in the research laboratory market include proteins, peptides, amino acids, carbohydrates, enzymes, nucleic acids and their derivatives. The Company repackages and sells, primarily through a catalog, spot mailings and telephone solicitation, approximately 35,000 chemical items (including rare and fine chemicals) to customers in approximately 1,500 laboratories worldwide who are largely engaged in organic, inorganic and biochemical experimentation and synthesis. Major products include ammonium sulfate, cesium chloride, guanidine hydrochloride, L-glutamine and ultra-pure tris.

     In recent years, there has been an increasing demand for ultra-pure biochemicals, particularly for use in molecular biology and medically-oriented research work. The Company has expanded its molecular biology line through the addition of modifying and restriction enzymes, reagents for gel electrophoresis and other chemicals used in various phases of genetic engineering. This includes materials used in recombinant technology such as growth factors, restriction endonucleases (enzymes which "cut" DNA material at a specific point) and polynucleotide "linkers" which are used to rejoin divided segments of DNA molecules.

     Under the K&K Laboratories trade name the Company offers 23,000 rare and fine chemicals consisting principally of organic chemicals, inorganic chemicals, organometallics, rare earth metals and specialty intermediates. These products are used in the chemical, pharmaceutical, aerospace, electronic, and educational fields.

     RADIOCHEMICALS. Radiochemicals are produced through the combination of radioactive raw materials with non-radioactive chemical intermediates, the resulting products, referred to as "labeled" or "tagged", possess one or more radioactive atoms. These isotopes are used by researchers in conjunction with sophisticated measuring instruments to follow or trace the chemical through a biochemical system. Such work helps to determine the mechanisms by which molecules are transformed within living systems, furthering knowledge of genetic, biological and physiological disorders, including hormonal deficiencies, physical abnormalities and a range of organ and endocrinological disorders.

     Using a variety of multi-step chemical and biochemical procedures, the Company produces in excess of 800 different "radioactive" or "labeled" compounds. The Irvine, California facility uses Phosphorus-32,
Sulfur-35, Tritium and Carbon-14 to produce organic molecules for use in a large number of biomedical research applications. The Company offers reactor-produced radionuclides but does not, at this time, refine such products for human use as radiopharmaceuticals.

     CELL BIOLOGY. The Company sells a wide range of components for the culturing of cells in an artificial environment under specially controlled conditions. Prior to the sale of the Irvine, Scotland manufacturing facility in April 1993, the Company manufactured most cell biology products in-house. The Company now procures these products at a lower cost from third party suppliers. Cell culture has become an increasingly important technique for the study of cell behavior, the study of viruses and viral infections, the development and production of vaccines and the testing of new drugs, chemicals, food and toxic substances.

     The Company is a supplier of materials for cell culture and offers a comprehensive range of media, growth factors and sera as well as a variety of disposable plastic labware and ancillary equipment. The Company's chemically defined growth media, which nourish living cells, are used by customers in maintaining or growing cells in the laboratory. The Company also markets processed animal sera (used to enrich media) and uses both raw and processed sera to formulate other products. The availability and costs of raw animal sera varies and is largely beyond the Company's control.

     Other cell biology products include the Titertek-Plus (registered trademark) family of pipettes and disposable plastic labware.

     CHROMATOGRAPHY PRODUCTS. Chromatography products include chemicals known as adsorbents as well as other consumable products, such as nylon membranes, which are used for chromatography (a scientific method employing sophisticated instrumentation to separate chemical mixtures in order to analyze their components). The Company distributes adsorbents worldwide which are produced by its German subsidiary.

  Biomedical Instrumentation Group

     The Company's biomedical instrumentation group markets microplate instruments, a wide range of precision liquid delivery systems and gamma counters.

     MICROPLATE INSTRUMENTATION.   These products are laboratory instruments
serving the needs of all applications utilizing the microtitration plate (microplate) format. Microplates are 96-well trays, about the size of a postcard, that offer a convenient, economical space-saving alternative to test tubes and have become the vessel of choice for biomedical tests. The preeminent microplate application is immunoassays used in diagnostics, public health screening, quality control and research. The Company's Titertek (registered trademark) product lines offer instruments that address all steps in using microplates including dispensing samples and reagents, reagent displacement (known as microplate "washing"), and measurement of calori-metric, fluorescent and luminescent test results. The products range from hand operated pipettes to integrated analytical systems.

     PRECISION LIQUID DELIVERY SYSTEMS. The Company's instrument manufacturing facility in Huntsville, Alabama, produces high precision liquid delivery systems starting with general purpose bench-top stations and extending to customized automated systems incorporating process control, test measurement and data reduction. The liquid delivery products are all complimentary to, and compatible with, the microplate instruments, (both those manufactured in Huntsville and own-label products obtained from third-parties). This integration of the product lines enhances the Company's ability to offer users a flexible system approach to meeting their evolving laboratory equipment needs.

     GAMMA COUNTERS. The Huntsville facility also produces gamma counters (instruments that quantify the amount of radioactive "labels" incorporated into a sample). Gamma counters are mainly used in diagnostics and research. The Company offers a choice of automatic sample-feed and manually loaded batch processing machines, all with a common data analysis and reduction software package.

     All instrumentation sold by the Company is supported by field and factory service capability. Service contracts are actively sold to a large customer base of long-term users of the Company's instruments.

  Diagnostic Reagents Group

     The Company provides diagnostic reagents and instrumentation to hospitals, clinics and biomedical research laboratories. Immunoassay is a diagnostic technique used to determine the quantity of biological substances present in very low concentrations in body fluids. In the United States alone, more than 5,000 laboratories use the technique in routine clinical diagnostic applications. The Company manufactures both Enzyme-Immunoassay and Radio-Immunoassay kits at its Costa Mesa, California facility and markets these kits under the IMMUCHEM product line. In 1993, the Company developed a line of non-isotopic enzyme-immunoassay used for screening newborns for inherited genetic diseases ("Neonatal line"). The Company's strategy is to develop a complete line of reagents to address its strength in the endocrinology and newborn screening product segments. The Company has developed instruments which allow assays to be automated for moderate to high volume applications in which ease of use and labor productivity are competitive advantages. The Company will continue to add more internally developed products to its Neonatal line in 1994 including a new fully-automated analyzer.

  Radiation Monitoring Services Group

     The Company provides an analytical monitoring service to determine personal occupational exposure to ionizing radiation.

     Since 1973, ICN has provided dosimetry services to dentists, veterin-arians, chiropractors, podiatrists, hospitals, universities, governmental institutions and power plants. ICN's service include both film and Thermo Luminescent ("TL") badges in several configurations to accommodate a broad scope of users. This service includes the manufacture of badges, distribution to and from clients, analysis of badges and a radiation report indicating the exposure. The marketing strategy in 1993 was geared towards the small office practitioner both domestically and in an initial entry into the international market. Fiscal 1994 will be a year of intense effort to upgrade and streamline internal operations and computer software related to Dosimetry services. Two new badge configurations are planned to enhance Dosimetry's product offering: A CR39 neutron monitor and a Thermo Luminescent Dosimeter ("TLD") wallet card monitor. These new products, coupled with the software enhancements will allow the Company to continue its aggressive marketing campaign both in the domestic and international areas.

Marketing

     The Company's marketing operations are headquartered at the corporate offices in Costa Mesa, California. Sales and marketing methods vary according to product group and include direct sales through a field sales force, catalog sales, direct mail campaigns and independent agents/ distributors. The Company has a field sales and marketing organization of 141 persons in the United States and Canada, 73 in Europe, 9 in Australia and 6 in Japan.

Customers

     The Company's customer group for research products is principally composed of biomedical research institutions such as universities, the National Institutes of Health, pharmaceutical companies, and, to a lesser extent, hospitals. Customers for diagnostic reagents and instruments are generally clinics, medical offices and hospitals. Customers for the Company's other biomedical instruments include both biomedical research institutions and clinics, medical offices and hospitals. The Company is not materially dependent upon any one customer or a small group of customers and does not believe the loss of any one customer would have a material adverse effect on the Company. However, since a large portion of medical research in both the United States and other countries is funded by governmental agencies, the Company's results of operations could be adversely affected by cancellation or curtailment of governmental expenditures for medical research.

Foreign Operations

     The Company operates in the United States, Canada, Europe and Asia/- Pacific. For financial information about domestic and foreign operations and export sales, see Note 10 of Notes to Consolidated Financial Statements.

     Foreign operations are subject to certain risks inherent to conducting business abroad, including price and currency exchange control, fluctuations in the relative value of currencies, political instability and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, materially affect the Company's results of operations. The Company does not hedge foreign currency risks. The effects of these risks are difficult to predict.

Licenses, Patents, Trademarks and Proprietary Rights

     The Company has 7 United States patents and 5 foreign patents expiring from 1994 to 2008. Although no assurance can be given as to the breadth or degree of protection which these patents will afford the Company, the Company's business is not materially dependent on the protection afforded by its patents.

     Many of the Company's product names are registered trademarks in the United States, Canada and other countries. Other organizations may in the future apply for and be issued patents or may obtain proprietary rights covering technology which may become useful to the Company's business. The extent to which the Company may need, at some future date, to obtain licenses from others is not known. In addition, the Company intends to rely on unpatented proprietary know-how. However, there can be no assurance that others will not independently develop such know-how or otherwise obtain access to the Company's know-how. Each employee of the Company is required to enter into an agreement holding proprietary information confidential and agreeing that such obligation will survive the termination of his or her employment with the Company.

Backlog

     Backlog is not a significant factor since most orders received are filled and shipped promptly after receipt. No single customer accounted for more than 10% of the Company's net sales during the year ended December 31, 1993.

Raw Materials and Manufacturing

     In general, raw materials used by the Company in the manufacture of its products are obtainable from multiple sources in the quantities desired.

However, the availability and costs of raw animal sera for distribution as part of the Company's cell biology products may vary from time to time and is largely beyond the Company's control. Additionally, in the last decade, the number of reactor sites producing radioactive raw materials has diminished.

     Product manufacturing is chiefly carried out by the Company in three domestic facilities and one foreign facility: Costa Mesa, California (radioimmunoassay kits and immunobiologic products); Huntsville, Alabama (diagnostic and microplate instrumentation); Irvine, California (radiochemicals) and Eschwege, Germany (chromatography products). Some manufacturing and repackaging is also carried out at the Company's facility in Aurora, Ohio.

Research and Development

     The research and development group conducts its new product development activities in its production departments, an approach that has proven most effective in this specialized high technology segment of molecular biology. The Company conducts research and development activities for diagnostic reagents in Costa Mesa, California, and for the instrument product line in Huntsville, Alabama.

     Effective January 1, 1992, the Company entered into an agreement with Viratek, whereby the Company transferred right, title and interest in research and development projects related to the development of new assay methods utilizing various non-isotopic and other immunoassay techniques as well as universal immunohistology kits for specific immunogen localization in cellular structures to Viratek. The Company retains the right of first refusal to the marketing and distribution rights of any products developed under this agreement.

Government Regulation

     The Company is subject to licensing and other regulatory control by the United States Food and Drug Administration, the Nuclear Regulatory Commission, other Federal and state agencies and comparable foreign governmental agencies. The Company has not in the past experienced any significant difficulty in complying with the regulations of those agencies.

       Provisions enacted or adopted by United States federal, state and local agencies regulating the discharge of waste into the environment do not currently have a material effect upon the Company's capital expenditures, earnings or competitive position.

Competition

     The industry in which the Company operates is highly competitive. The Company's competitors, many of which have substantially greater capital resources, marketing capabilities and larger staffs and facilities than the Company, are actively engaged in marketing products similar to those of the Company and developing new products similar to those being developed and sold by the Company. Competitive factors vary by product line and customer and include service, product availability and performance, price and technical capabilities. Competitors of the Company's diagnostic reagent and instrumentation group include LKB Instruments, Abbott Laboratories, Diagnostic Products Corp. and Smith Kline/Beckman. Sigma Aldrich, Amersham and New England Nuclear, a subsidiary of Dupont, are the market leaders in their segments of the research products business. Competitors of the Company's cell biology products group include Life Technologies (Gibco/BRL) and Whittaker/MBA. The Company's competitors in the biological instrumentation group for its microplate instrumentation business include Labsystems, Dynatech and Bio-tek Instruments. The possibility of product obsolescence and product substitution is highest in the Company's immunodiagnostic business where radioimmunoassay methods are being replaced by assay techniques utilizing non-radioactive components such as enzymes or fluorescent chemicals. Although the Company believes that the radio-immunoassay technique is not under immediate threat, due to its superior sensitivity and low cost, the Company has a research program in non-isotopic based systems which could replace some of its radioimmunoassay kits at some time in the future.

Employees

     The Company employs approximately 505 persons, of whom 77 are engaged in general and administrative matters, 229 in marketing and sales, 195 in production and 4 in research and development. There are no collective bargaining agreements between the Company and any of its employees, except for approximately 39 employees of the Company's German subsidiary. The Company considers its relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES

     All of the Company's facilities are leased except those in Eschwege, Germany, Huntsville, Alabama and Opera, Italy. The Company believes its
existing facilities are adequate to support expected future growth.   The
following are the principal facilities of the Company and its subsidiaries:

                                                           Approximate
                                                           Floor Space
      Location                Principal Operation            (sq. ft.)
      --------                -------------------         -------------

Costa Mesa, California <F1>   Corporate Headquarters
                              and Radiation Monitoring
                              Services, Diagnostic
                              Reagent and Immunological
                              Production                        55,000

Huntsville, Alabama           Diagnostic Instruments and
                              Immunodiagnostics
                              Instrumentation
                              Manufacturing                     60,000

Opera, Italy <F2>             Sales and Distribution Center     10,000

Aurora, Ohio                  Biochemical and Cell Biology
                              Product Distribution and
                              Research Diets Manufacturing      68,000

Irvine, California            Radiochemical Manufacturing
                              and Distribution                  27,000

Eschwege, Germany             Chromatography Manufacturing      21,000

Covina, California <F3>       Liquid Scintillation Cocktail
                              Manufacturing                     17,000

Brussels, Belgium             Sales Office                       5,900

Bonn, Germany                 Sales and Distribution Center     25,500

Mississauga, Canada           Sales and Distribution Center     18,500

Sydney, Australia             Sales and Distribution Center     17,000

Thame, England                Sales and Distribution Center      5,800

High Wycombe, England <F4>    Sales Office                      12,000

Paris, France                 Sales Office                         900

Tokyo, Japan                  Sales and Distribution Center      1,000

<F1>  The Costa Mesa, California facility is currently leased from ICN at a rental rate of $310,000 per year.

<F2>  During the fourth quarter of 1993, the Company moved its Italian operation from Cassina de Pecchi, a leased facility, back to Opera, an owned facility. The Opera facility was classified as a current asset held for disposition for the year ended December 31, 1992 and has been reclassified to Property, Plant and Equipment in December 1993.

<F3>  The Covina, California facility was leased in 1993 from SPI at a rental rate of $37,000 per year.

      The Liquid Scintillation Cocktail manufacturing operations located at the Covina facility were moved to the Aurora, Ohio, facility on January 17, 1994.

<F4>  The High Wycombe facility is currently vacant and available for sub-
      lease (see Note 13 of Notes to Consolidated Financial Statements).

      It is management's belief that the methods used and amounts allocated for related party leases are reasonable based upon the current usage by the Company. For information regarding the Company's lease commitments to non-affiliates, see Note 7 of Notes to Consolidated Financial Statements.


ITEM 3.   LEGAL PROCEEDINGS

     The Company and its subsidiaries could be exposed to possible claims for personal injury resulting from allegedly defective products. The Company and its subsidiaries self-insure against potential product liability exposure with respect to their marketed products. Until July 1985, the Company maintained product liability insurance on an occurrence basis with respect to its then marketed products, at which time certain policies were allowed to lapse. After a review of the situation, based on cost and availability and related factors, management decided not to continue to maintain any further product liability insurance. Management reviews the Company's product liability insurance requirements on a continuing basis. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a substantial claim, if successful, could have a material adverse effect on the Company.

     On September 27, 1993, ICN and the Company filed a complaint in the California State Superior Court for Orange County, California, against GRC International Inc., alleging fraud, negligent misrepresentation in the sale of securities in California and violations of state and federal securities laws. The precise amount of damages is unknown at this time. The lawsuit arises out of the acquisition of all of the issued and outstanding shares of Flow Laboratories, Inc. ("Flow") and Flow Laboratories B.V. by Biomedicals in November 1989 from GRC International Inc., (formerly known as Flow General Inc.). Defendant GRC's motion to compel arbitration was granted as to the Company's claims. The action is stayed until April 7, 1994, as to ICN's causes of action.

     The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, the ordinary course of business. In the opinion of management, the resolutions of these matters will not have a material adverse effect upon the consolidated financial position or operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company at December 31, 1993, were as follows:

                                                    Present Position
 Name                         Age                   with The Company
 -----                        ---              -------------------------

Milan Panic                    64              Chairman of the Board and
                                                 Chief Executive Officer
Bill A. MacDonald              46              President
John E. Giordani               51              Senior Vice President and
                                                 Chief Financial Officer
Peter B. Coggins, Ph.D.        45              Vice President Marketing
                                                 Worldwide
M'Liss Jones Kane              41              Vice President Legal and
                                                 Corporate Secretary

     Executive officers are elected annually and serve at the pleasure of the Board of Directors. The Company has adopted a charter provision which limits the monetary liability of its directors under certain circumstances. The Company enters into indemnification agreements with certain of its officers and directors to the full extent permitted under Delaware law.

     ICN has entered into employment agreements with certain senior executives of ICN and its subsidiaries, including certain employees of the Company. Mr. Milan Panic has an Employment Agreement with ICN which expires in November 1994. Messrs. Bill A. MacDonald and John E. Giordani have Employment Agreements which are intended to retain the services of these executives for continuity of management in the event of any actual or threatened change in control. Each agreement has an initial term of three years and is automatically extended for one year terms unless either the employee or the Company elects not to extend it.

     Mr. Panic is Chairman of the Board of the Company. He is also Chairman of the Board of ICN, Viratek and SPI. Mr. Panic is the founder of ICN and has served as its Chairman of the Board since its inception in 1960. Prior to July 1992, Mr. Panic also served as Chief Executive Officer of the Company, and President and Chief Executive Officer of ICN, Viratek and SPI. On July 14, 1992, Mr. Panic became Prime Minister of Yugoslavia and, with the approval of the Company's Board of Directors, took a leave of absence from all duties at the Company while retaining his title as Chairman of the Board. Mr. Panic, with the approval of the respective Boards of Directors of those companies, took similar leaves of absence from ICN, Viratek and SPI.
Mr. Panic and each of the companies, ICN, SPI, Viratek and Biomedicals entered into an agreement providing for Mr. Panic's reemployment as Chief Executive Officer upon termination of the leave of absence. Under a license from the United States government, Mr. Panic, an American citizen, was permitted to serve as Prime Minister of Yugoslavia without violating applicable United States laws and regulations concerning sanctions imposed against the Federal Republic of Yugoslavia (Serbia and Montenegro). The license restricted Mr. Panic from engaging in any business with the Company and its affiliates. On March 4, 1993, Mr. Panic completed his service as Prime Minister and returned to the Company as Chief Executive Officer.

     Mr. Bill A. MacDonald became President of the Company on March 18, 1993. He joined ICN in March 1982 as Director of Taxes and Vice President of ICN. In January 1992, Mr. MacDonald was promoted to Executive Vice President of Corporate Development of ICN.

     Mr. Giordani has been Chief Financial Officer of the Company since March 1992. He is ICN's Executive Vice President-Finance and Chief Financial Officer. He joined ICN in June 1986 after serving as Vice President and Corporate Controller of Revlon, Inc. in New York since February, 1982. From 1978 until February 1982 he held Deputy and Assistant Corporate Controller positions with Revlon, Inc. He was with Peat, Marwick, Mitchell & Co. from 1969 to 1978.

     Dr. Coggins has been Vice President-Marketing since December 1990 and has been employed by the Company since April 1990. He held various sales positions with Labsystems OY from 1985 through 1990 culminating in the position of Vice President International Marketing and Diagnostics Division. Prior to this experience, he was in various sales and international marketing positions with Amersham where he was employed from 1973 through 1985.

     Ms. Kane, Vice President-Legal and Secretary, rejoined the Company in March 1990. She was Senior Counsel and Secretary of Countrywide Credit Industries, Inc. and Countrywide Funding Corporation from 1988 until March 1990. Prior to that time she was Assistant General Counsel and Secretary of ICN, holding various legal titles, from January of 1984 through January of 1988.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The common stock is traded on the American Stock Exchange (Symbol: BIM).

     The following table sets forth, for the periods shown, the high and low closing sales prices on the American Stock Exchange.

                                                 High        Low
                                               -------     -------

        Fiscal 1993
           First Quarter                       $ 5 1/4     $ 3 1/4
           Second Quarter                        4 3/8       3 1/8
           Third Quarter                         4 3/8       3
           Fourth Quarter                        5 1/2       3 5/8

        Fiscal 1992
            First Quarter                      $11         $ 6
            Second Quarter                       6 3/8       4 1/2
            Third Quarter                        5 1/4       3 3/4
            Fourth Quarter                       4 1/4       3 3/8

     As of March 29, 1994, there were approximately 386 holders of record of the Company's common stock.

     For the years ended December 31, 1993, 1992, and 1991, the Company declared per share dividends of $.17, $.17 and $.15, respectively. Dividends are generally declared and paid each quarter. The Company's Board of Directors will continue to review the Company's dividend policy, and the amount and timing of any future dividends will depend upon the profitability of the Company, the need to retain earnings for use in the development of the Company's business and other factors.


ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data for the years ended December 31, 1993, 1992 and 1991, the one-month ended December 31, 1990, and for each of the years in the two-year period ended November 30, 1990. This information should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-K (in thousands, except per share information).

                                                            One
                                                           month
                                                           ended
Statement of Operations              December 31,         Dec. 31,     November 30,
  Data:                     ----------------------------  --------  ------------------
                              1993      1992      1991      1990      1990      1989
                            --------  --------  --------  --------  --------  --------

Net sales                   $ 59,076  $ 75,648  $ 96,507  $  7,473  $131,259  $ 61,442
Cost of sales                 27,631    44,851    51,917     4,365    66,394    28,687
                            --------  --------  --------  --------  --------  --------
Gross profit                  31,445    30,797    44,590     3,108    64,865    32,755
Selling, general and
 administrative expenses      28,455    43,509    39,922     3,130    43,358    21,347
Research and
 development costs               378       583     1,687       193     2,052     1,469
Amortization of goodwill
 and other intangibles           502     1,486     1,829       144     1,609     1,130
Interest expense, net          2,250     4,567     7,073       848     3,773        84
Lease vacancy costs            1,436        --        --        --        --        --
Restructuring costs and
 special charges <F1>             --    63,032     6,087        --        --        --
Other (income) expense, net   (2,399)    4,731     1,268       235       160       322
                            --------  --------  --------  --------  --------  --------
Income (loss) before
 provision for income
 taxes and extraordinary
 income                          823   (87,111)  (13,276)   (1,442)   13,913     8,403
Provision (benefit) for
 income taxes                   (312)      309      (384)       66     5,111     2,762
                            --------  --------  --------  --------  --------  --------
Income (loss) before
  extraordinary income         1,135   (87,420)  (12,892)   (1,508)    8,802     5,641
Extraordinary income             627        --        --        --        --       506
                            --------  --------  --------  --------  --------  --------
Net income (loss)           $  1,762  $(87,420) $(12,892) $ (1,508) $  8,802  $  6,147
                            ========  ========  ========  ========  ========  ========
Per Share Information <F2>:
Income (loss) before
  extraordinary income      $    .07  $  (4.80) $  (1.09) $   (.13) $    .80  $    .52
Extraordinary income <F3>        .03        --        --        --        --       .05
                            --------  --------  --------  --------  --------  --------
Net income (loss)           $    .10  $  (4.80) $  (1.09) $   (.13) $    .80  $    .57
                            ========  ========  ========  ========  ========  ========

Average shares outstanding    17,464    18,224    11,790    11,400    10,963    10,697
                            ========  ========  ========  ========  ========  ========

Shares outstanding at
  end of period <F5>           9,034    19,183    15,305    11,251    11,250    10,538
                            ========  ========  ========  ========  ========  ========

Dividends per common
  share <F4>                $    .17  $    .17  $    .15  $     --  $    .18  $    .13
                            ========  ========  ========  ========  ========  ========
Balance Sheet Data:

Total assets                $ 51,831  $ 63,342  $152,658  $178,233  $179,857  $177,913
Working capital               10,756     8,676    19,294    21,881    26,235    40,359
Long-term debt and capital
  lease obligations, less
  current maturities          10,567    11,709    18,315    33,635    40,076    51,322
Income taxes payable to ICN       --        --        --        --        --     8,789
Total stockholders'
  equity <F5>                 12,641     3,816    66,863    57,344    60,800    45,358

<F1>  See Note 12 of Notes to Consolidated Financial Statements, for a
      discussion of the 1991 and 1992 restructuring plans.

<F2>  All per share information has been restated to reflect the 20% stock dividend, accounted for as a six-for-five stock split, paid on July 31, 1989.

<F3>  Extraordinary income in 1993 of $627,000 or $.03 per share results from negotiated settlements with certain suppliers and banks. Extraordinary income in 1989 pertains to gains resulting from the purchase of a portion of the 5 1/2% Swiss Franc Exchangeable Certificates.

<F4>  Reflects annual cash dividends for each of the years presented.  During the one-month ended December 31, 1990, the Company declared a one-time special dividend of $.035, in addition to the regular quarterly dividend. This dividend was actually paid in January 1991 and is included in the annual total of $.15 at December 31, 1991.

<F5>  On August 30, 1993, the Company issued 300,000 shares of a new series
      "A" of the Company's non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $30,000,000 to ICN. In exchange, ICN delivered 4,983,606 shares of the Company's common stock that ICN owned and exchanged intercompany debt owed to ICN by the Company in the amount of $11,000,000.

      In addition, on August 30, 1993, the Company issued 390,000 shares of a new series "B" of the Company's non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $32,000,000 to ICN. In exchange, ICN delivered to the Company 8,384,843, shares of the Company's common stock that ICN owned.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Introduction.   At the time of the 1989 acquisition of Flow
Laboratories, Inc. and Flow Laboratories B.V., together with their respective subsidiaries ("Flow"), the Company believed that the distribution outlets acquired would substantially increase the Company's ability to compete in international markets where it had no significant direct representation. Following the acquisition, the Company attempted to centralize the European marketing and distribution, discontinue certain low margin product lines and shut down excess manufacturing and distribution facilities. These efforts continued into 1992, at which time the Company completed a major restructuring plan. (See Restructuring Costs and Special Charges, below).

     During the latter part of 1992 and throughout 1993, the Company realigned its European operations including the distribution network and manufacturing, resulting in reductions in selling, general and administrative costs. Integration of the Company's higher margin "core" product lines and elimination of lower gross margin products have contributed to the increase in the overall gross profit margins; however, such actions have not fully mitigated the continuing decline in European sales. The Company's North American sales have remained stable.

     The Company is actively working on the introduction of new products, primarily related to its diagnostic and instrumentation product lines and will be introducing its Dosimetry product line in Europe and Canada. The Company expects these strategies to contribute to increased sales in 1994 and beyond. Absent improvements in the 1994 European operating results, the Company will need to reassess its business strategy and prospects for its European business.

     Net Sales.  Net sales were $59,076,000, $75,648,000 and $96,507,000 in
1993, 1992, and 1991, respectively. Net sales were 22% lower in 1993 than in 1992 and 22% lower in 1992 than in 1991. The continuing decline in sales can be attributed primarily to the Company's European operations. This declining trend is due to a variety of factors including the transition from a marketing effort focused on an agency/distributor network to one based upon catalog distribution, discontinuance of low gross profit margin product lines, competitive pressures, delays in getting new products to markets, and a continuing weakness in government funding for capital equipment purchases.

     Cost of Sales. Product cost as a percentage of sales decreased to 47% in 1993 from 59% in 1992 and 54% in 1991. The decrease in product costs in 1993 reflects actions taken by the Company to reduce costs beginning in the latter part of 1992, as discussed further in Restructuring Costs and Special Charges, below. Additionally during 1993, high cost products with lower margins were eliminated, certain production facilities were consolidated or sold, other excess manufacturing facilities were closed down and the Company continued to focus on improving purchasing and manufacturing processes. The increase in product costs in 1992 as compared to 1991 is the result of a writedown of slow moving inventory due to lower than anticipated sales volume. In addition, during 1992, the Company's production facilities and warehousing costs were spread over a reduced sales volume thereby increasing cost of sales as a percentage of sales.

     Gross Profit. Gross profit as a percentage of sales was 53%, 41% and 46% in 1993, 1992 and 1991, respectively. Actions taken by the Company in 1992, as described above, resulted in an increase in gross profit as a percentage of sales during 1993. The impact of declining sales, increasing product costs, and a writedown of slow moving inventory, as described above, reduced gross profit in 1992 as compared to 1991.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales was 48%, 58% and 41% in 1993, 1992 and 1991, respectively. The decrease in 1993 reflects manage-ment's continuing efforts to reduce expenses through consolidation of operations and distribution centers and other cost controls. Additionally, during 1993, the Company renegotiated certain common services allocations from ICN, which reduced selling, general and administrative expense by $969,000 compared to 1992. The increase in expenses in 1992 over 1991 was due, in part, to increased allowances for estimated uncollectible accounts plus other costs related to increased level of catalog amortization and accruals for legal expenses. The increase in these costs as a percentage of sales was due primarily to a significantly greater decline in sales in the markets related to the Flow acquisition than in the markets in which the Company has traditionally done business. Although costs in 1994 will reflect increased catalog expenses of at least $2,295,000, the Company expects selling, general and administrative expenses to remain stable.

     Research and Development Costs. Research and development expenses were $378,000, $583,000, and $1,687,000 during 1993, 1992 and 1991, respectively.
Effective January 1, 1992, the Company entered into an agreement with Viratek whereby the Company transferred right, title and interest in certain of its research and development projects. The Company retains a right of first refusal to the marketing and distribution rights for any product developed in accordance with the agreement. Viratek conducts biomedical research related to the development of non-isotopic diagnostic test kits and associated hard-ware. The Company continues to perform research and development activities for diagnostic reagents and the instrument product line manufactured in Huntsville, Alabama. The Company currently has four employees devoted to research and development activities.

     Amortization of Goodwill and Other Intangibles. Amortization expense was $502,000, $1,486,000, and $1,829,000, in 1993, 1992, and 1991,
respectively. The reduction in goodwill amortization in 1993, reflects the write-off of a major portion of the Company's goodwill during the fourth quarter of 1992, as described below under Restructuring Costs and Special Charges. The Company continually evaluates the continued carrying value and amortization periods for goodwill and other intangibles.

     Interest (income) expense, net. Interest (income) expense, net is comprised of the following:

                                     1993         1992          1991
                                 -----------   -----------   ----------

     Interest expense            $ 2,256,000   $ 4,779,000   $7,585,000
     Interest income                  (6,000)     (212,000)    (512,000)
                                 -----------   -----------   ----------
     Net interest expense        $ 2,250,000   $ 4,567,000   $7,073,000
                                 ===========   ===========   ==========

     The net interest expense decline in 1993 compared to 1992 and 1992 compared to 1991 results from a reduced level of outstanding debt both to third parties and ICN.

     Lease Vacancy Costs. During 1993, the Company vacated its High Wycombe facility in England and moved to a facility more suitable to the Company's operating needs in Thame, England. The Company pursued various subleasing agreements for which none were consummated as of December 31, 1993. Consequently, the Company accrued approximately $1,200,000 which represents management's best estimate of the net present value of future leasing costs to be incurred for High Wycombe. During 1993, the Company expensed an additional $236,000 of leasing costs related to High Wycombe.

     Other (Income) Expense, Net. Other (income) expense, net was $(2,399,000), $4,731,000 and $1,268,000 in 1993, 1992 and 1991, respectively.
In 1993, Other (income) expense, net, includes a gain of $430,000 representing a favorable settlement of a foreign non-income tax related tax dispute, a gain of $278,000 on the sale of the Company's Irvine, Scotland facility, a gain of $938,000 realized by the Company's Italian operation on the favorable termination of certain leasing contracts, and a gain of $1,250,000 relating to certain liabilities accrued during 1992 which were settled for less than the original estimates. In 1992, the Company expensed $2,187,000 for a non-exclusive license fee for the purpose of marketing certain laboratory equipment in the U.S., Canada and South America. Other charges in 1992 include certain foreign non-income related taxes and an equity investment write-off totaling $2,202,000. Other (income) expense, net in 1991 included $1,286,000 of costs relating to the introduction of the Company's catalog.

     Provision for Income Taxes.  The Company's effective income tax rate was
(38)%, 1% and (3)% for 1993, 1992, and 1991, respectively. The Company's effective rate of (38)% in 1993 was due primarily to a reduction in the estimate of required U.S. and foreign tax contingency allowances. Such contingency allowances were established in prior years to cover certain tax exposures in the U.S. and certain foreign jurisdictions.
The Company's effective tax rate for 1992 and 1991 was significantly less than the U.S. statutory rate due to limitations on the utilization of net operating losses.

     Restructuring Costs and Special Charges. During 1991, the Company initiated a restructuring program designed to reduce costs and improve operating efficiencies. Accordingly, restructuring program costs of $6,087,000 were recorded in 1991. The program included, among other items, the consolidation, relocation and closure of certain manufacturing and distribution facilities, primarily in Milan, Italy and Costa Mesa, California. Those measures, including a 15% reduction in work force, were initiated in 1991 and continued through 1992.

     Sales continued to decline during the first three quarters of 1992 over the same periods in 1991 despite the restructuring program initiated in 1991. The significant decreases were primarily due to operations in Italy and other European subsidiaries acquired as part of the Flow acquisition. A further decline in sales of 19.3% or $4,009,000, occurred in the fourth quarter of 1992 compared to the fourth quarter of 1991.

     In prior years and the first three quarters of 1992, recoverability of goodwill associated with the Flow acquisition was focused on the European operations, as the Company had only a limited presence in Europe prior to the Flow acquisition. Accordingly, the Company used the expected operating income of the European operations in evaluating the recoverability of the Flow goodwill.

     During the fourth quarter of 1992, as a result of the continued decline in sales and other factors, the Company reassessed their business plan and prospects for 1993 and beyond which included, among other things, the decision to sell the last remaining major European manufacturing facility and to restructure the previously acquired distribution network and European operations in line with the revised sales estimates. Consequently, based upon the continuing decline in European revenue and profitability relating to Flow, Flow facility closures and an ineffective distribution network, management concluded that there was no current or expected future benefit associated from the Flow acquisition. Accordingly, the Company wrote off goodwill and other intangibles, primarily from the Flow acquisition of $37,714,000.

     In addition, the Company determined that future benefit could be realized if the distribution activities in Irvine, Scotland, Brussels, Belgium, Cleveland, Ohio, and Horsham, Pennsylvania, were consolidated with other distribution centers in Europe and the U.S., as these operations did not support the costs of maintaining separate facilities. Estimated costs included in the 1992 results associated with this consolidation effort were included in lease termination costs of $1,434,000, employee termination costs of $1,961,000, facility shut down costs of $357,000 and writedowns to net realizable value totaling $1,106,000 of facilities held for disposition.

     The Irvine, Scotland facility was vacated in March 1993 and subsequently sold for a gain of $278,000. During the first quarter of 1993, the Horsham, Pennsylvania, and Cleveland, Ohio facilities moved to Aurora, Ohio.

     Additionally, the Company reviewed the ability of the Flow product lines to be effectively integrated into the Company's "core" product lines and vice versa. As a result, it was concluded that Flow's distribution network, product lines and business operations were not effectively integrated into the Company's global strategy. Low margin product lines such as cell biology and instruments had become technologically obsolete given the other competitive products on the market. As sales continued to decline, the amount of slow moving and potentially obsolete inventory increased. Accordingly, during the fourth quarter of 1992, the Company recorded a provision for abnormal writedowns of inventory to estimated realizable value of $9,924,000 and discontinued products of $3,377,000.

     In addition, the Company determined that the unamortized costs of the catalog marketing program would not be recovered within a reasonable period of time, therefore, catalog costs totaling $6,659,000 were written off in the fourth quarter of 1992. Despite the general shortfall in catalog related sales, the catalog marketing approach has firmly established the Company's "core" products in the European and Asian-Pacific markets. During 1993, the Company's strategy to redefine the form and use of the catalog to specifically customer focused or "product-line" catalogs is believed to be more effective in light of current market conditions. Additionally, radiochemical and cell biology "mini" catalogs have been developed. During 1993 and into 1994, the Company will continue to use general catalogs and associated direct mail programs for sales activities in biochemical, enzyme immunobiological products and reagents for electrophoresis, but with more focus on product movement and customer needs. The diagnostic instrument and reagent lines are promoted by media advertising and direct sales activities.

     Diagnostic product development activities are organized to provide an enhanced range of non-isotopic tests, complementing the existing radio-immuno assays and microplate instrumentation. The Company intends to remain a leader in neonatal screening, and as a significant supplier of endocrinology assay kits, test reagents and infectious disease diagnostics.

Extraordinary Income

     During the second quarter of 1993, the Company's Italian operation negotiated settlements with certain of its suppliers and banks resulting in extraordinary income of $627,000 or $.03 per share.

Liquidity and Capital Resources

     Cash and cash equivalents decreased to $509,000 at December 31, 1993 from $2,204,000 at December 31, 1992.

     Net cash used in operations increased to $6,676,000 in 1993 from $6,207,000 in 1992. The slight increase in net cash used in operations can be attributed primarily to the Company's payments of trade payables and accrued liabilities in the normal course of business and an increase in inventory available for sale, partially offset by a decrease in trade receivables.

     Net cash (used in) provided by investing activities was $2,308,000 in 1993 compared to $(821,000) in 1992. The increase in cash provided by investing activities is a result of the sale of the Company's Irvine, Scotland facility, which occurred in April 1993.

     Net cash provided by financing activities was $2,627,000 in 1993 compared to $7,445,000 in 1992. The decrease is primarily attributed to less cash received from ICN and less cash proceeds from issuance of long-term debt and notes payable.

     Cash and cash equivalents increased to $2,204,000 at December 31, 1992 from $2,005,000 at December 31, 1991.

     Net cash (used in) provided by operations was $(6,207,000) in 1992 as compared to $8,357,000 in 1991. The increase in cash used in operations in 1992 compared to 1991 can be attributed to a decrease in sales and higher operating expenses. Additionally, lower collection on trade receivables in 1992 as compared to 1991 were partially offset by decreases in inventory over the same periods.

     Net cash (used in) provided by investing activities was $(821,000) in 1992 compared to $1,275,000 in 1991. During 1991, the Company sold ICN debentures for approximately $3,503,000 which were acquired for investment purposes.

     Net cash (used in) provided by financing activities was $7,445,000 in 1992 compared to $(8,004,000) in 1991. During 1992, the Company made principal payments on long-term debt and notes payable of $11,736,000 which were offset by borrowings from ICN and issuance of other long-term debt and note payable. During 1991, the Company made principal payments on long-term debt and notes payable of $38,765,000 which were partially offset by borrowings from ICN and issuance of other long-term debt and notes payable, however, such borrowings did not fully fund total principal payments on long-term debt and notes payable.

     Management believes that cash generated from operations, reductions in working capital, and, if needed, additional borrowings from ICN will provide sufficient cash to meet its normal operating requirements.

     The Company has obtained a written agreement from ICN that ICN is prepared, if needed, to provide financial support to the Company in order to meet its financial obligations through April 15, 1995.

Other

     Included in total debt is $8,441,000 of debt related to the issuance of 5 1/2% Swiss Franc Exchangeable Certificates (the "Certificates"). Each Certificate is exchangeable into 334 shares of the Company's Common Stock at an exchange price of $10.02 per share, based on a fixed exchange rate of SFr.
1.49 per $1.00. (These terms are as adjusted in April 1990. See Note 6 of Notes to Consolidated Financial Statements.) The Certificates, if converted, would result in the issuance of 2,608,241 shares of the Company's common stock, and an increase in marketable securities of approximately $13,605,000, resulting in an increase in stockholders' equity of approximately $21,582,000.

     Effective December 1, 1986, ICN and its affiliates adopted an investment policy covering intercompany advances and interest rates, and the type of investments (acquisitions, marketable equity securities, high yield bonds, etc.) to be made by ICN and its affiliates. As a result of this policy, excess cash held by the Company is transferred to ICN and, in turn, cash advances have been made by ICN to the Company to fund acquisitions and other transactions. ICN charges interest at the prime rate plus 1/2% and credits interest at the prime rate less 1/2% on the amounts invested or advanced.
ICN provided $6,783,000 of cash to the Company during 1993. Total loans and advances from ICN were $5,932,000 as of December 31, 1993. Such advances have been classified as a long-term payable.

     On August 30, 1993, the Company issued 300,000 shares of a new series "A" of the Company's non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $30,000,000 to ICN. In exchange, ICN delivered 4,983,606 shares of the Company's common stock that ICN owned and exchanged intercompany debt owed to ICN by the Company in the amount of $11,000,000.

     In addition, on August 30, 1993, the Company issued 390,000 shares of a new series "B" of the Company's non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $32,000,000 to ICN. In exchange, ICN delivered to the Company 8,384,843 shares of the Company's common stock that ICN owned.

     Subsequent to the exchange, the Company had 9,033,623 common shares issued and outstanding.

     Subject to declaration by the Company's Board of Directors, the new series "A" preferred stock pays an annual dividend of $8, noncumulative, payable quarterly and the new series "B" preferred stock pays an annual dividend of $10, noncumulative, payable quarterly. Both series "A" and "B" preferred stock become cumulative in respect to dividends upon certain events deemed to be a change in control, as defined by the certificates of designation. The series "B" preferred dividends are subject to the prior rights of the holders of the series "A" preferred stock and any other preferred stock ranking prior to the series "B" preferred.

     The series "A" preferred stock is senior in ranking to the series "B" preferred stock and the series "B" preferred stock is senior to the Company's common stock as to voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, after payment or provision for payment of the debts and other liabilities of the Company. The holders of the series "A" preferred shares are entitled to receive an amount in cash or in property, including securities of another corporation, equal to $100 per share in involuntary liquidation or $106 per share in voluntary liquidation prior to August 31, 1994 and declining ratably per year to $100 per share after 1998, plus dividends, in the event dividends have become cumulative. The holders of the series "B" preferred shares are entitled to receive an amount in cash or in property, including securities of another corporation equal to $100 per share in voluntary or involuntary liquidation, plus dividends, in the event dividends have become cumulative.

     The series "A" and "B" preferred shares are redeemable, for cash or property, including securities of another corporation, in whole or in part, at the option of the Company only, subject to approval by a vote of a majority of the independent directors of the Company. The series "A" preferred shares are redeemable at $106 per share prior to August 31, 1994 and declining ratably per year to $100 in 1998, plus dividends, in the event dividends have become cumulative. The series "B" shares are redeemable at $100 per share, plus dividends, in the event dividends have become cumulative.

     There were no dividends declared on the Series "A" or Series "B" preferred stock during 1993.

     Under the terms of the Flow purchase agreement, the Company issued 100,000 shares of common stock to the seller, which shares have a guaranteed value of $20 per share on November 8, 1994. If the fair value, as defined, of the Company's common stock is less than $20 per share on that date, the Company must pay the difference in cash. The Company may redeem such shares for the $20 guaranteed value prior to November 8, 1994. At December 31, 1993, the Company would have paid $1,575,000 to honor the guarantee.

     The Company has a purchase commitment with a major supplier for which the remaining purchase of inventory under agreement will be due June 1994 in the amount of approximately $1,727,000 (Finnish Markka 10,000,000).

     The Company is also a guarantor on a note payable to the same supplier for which ICN is primarily liable. On June 30, 1993, ICN filed a claim in arbitration alleging breach of agreement entered with such supplier and withheld final payment due on that date of approximately $1,295,000 (Finnish Markka 7,500,000). In addition, ICN is seeking declaration and award that the Company is not obligated to honor the aforementioned purchase commitment or installments on the note. Arbitration is set for October 4, 1994.

     Net property, plant and equipment increased from $13,155,000 at December 31, 1992 to $15,728,000 at December 31, 1993. The transfer of the Italian Opera facility from assets held for disposition to property, plant and equipment for $3,816,000 accounted for the increase which was partially offset by depreciation of approximately $2,790,000. Capital expenditures for property, plant and equipment totaled $2,235,000 in 1993, $911,000 in 1992, and $1,978,000 in 1991. The Company does not anticipate any significant capital expenditures through the end of 1994.

Inflation and Changing Prices

     Foreign operations are subject to certain risks inherent to conducting business abroad, including price and currency exchange control, fluctuations in the relative value of currencies, political instability and restrictive governmental actions. Changes in the relative value of currencies occur from time to time and may, in certain instances, materially affect the Company's results of operations. The Company does not hedge foreign currency risks. The effects of these risks are difficult to predict.

     The effects of inflation are experienced by the Company through increases in the cost of labor, services and raw materials. In general, these costs have been offset and/or anticipated, by periodic increases in the prices of its products sold.

Selected Quarterly Financial Data (Unaudited)

     Following is a summary of quarterly financial data for the years ended December 31, 1993 and 1992 (in thousands, except per share amounts):

                                                 1993
                               -----------------------------------------
                                First    Second      Third      Fourth
                               Quarter   Quarter    Quarter     Quarter
                               -------   -------    -------    ---------

   Net sales                   $15,809    $15,415    $14,607    $ 13,245
   Gross profit                  8,433      8,458      8,099       6,455
   Net income (loss) before
     extraordinary income        1,016      2,757        866      (3,504)
   Extraordinary income             --        627         --          --
                               -------    -------    -------    --------
     Net income (loss)         $ 1,016    $ 3,384    $   866    $ (3,504)
                               =======    =======    =======    ========
   Per share information:

   Income (loss) before
     extraordinary income       $  .05     $  .12     $  .05    $   (.38)
   Extraordinary income             --        .03         --          --
                                ------     ------     ------    --------
     Net income (loss)          $  .05     $  .15     $  .05    $   (.38)
                                ======     ======     ======    ========

                                                1992
                               -----------------------------------------
                                First     Second      Third     Fourth
                               Quarter    Quarter    Quarter    Quarter
                               -------    -------    -------    --------

   Net sales                   $21,222    $19,225    $18,382    $ 16,819
   Gross profit                  9,822      9,238      8,275       3,462
                               -------    -------    -------    --------
     Net (loss)                $  (781)   $  (669)   $(7,550)   $(78,420)
                               =======    =======    =======    ========
   Per share information:

     Net (loss) per share       $ (.05)    $ (.03)    $ (.39)    $ (4.09)
                                ======     ======     ======     =======
/TABLE

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                             December 31, 1993

                                                                      Page
                                                                      ----

Report of independent auditor                                          27

Financial statements:

  Consolidated balance sheets at December 31, 1993 and 1992            28

  For the years ended December 31, 1993, 1992 and 1991:

  Consolidated statements of operations                                29
  Consolidated statements of stockholders' equity                      30
  Consolidated statements of cash flows                                31
  Notes to consolidated financial statements                           33

Schedules supporting the financial statements for the years ended
  December 31, 1993, 1992 and 1991:

   V  -- Property, plant and equipment                                 52

  VI  -- Accumulated depreciation and amortization of
         property, plant and equipment                                 53

VIII  -- Valuation and qualifying accounts                             54

   X  -- Supplementary income statement information                    55


     All other schedules are not submitted because they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

                       REPORT OF INDEPENDENT AUDITORS

To ICN Biomedicals, Inc.:

We have audited the consolidated financial statements and financial statement schedules of ICN Biomedicals, Inc. (a Delaware corporation) and subsidiaries as listed in the index on page 26 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has had certain transactions with its parent and affiliated companies as more fully described in Notes 3, 4, 6, 7 and 11 to the consolidated financial statements. Whether the terms of these transactions would have been the same had they been between wholly unrelated parties cannot be determined.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICN Biomedicals, Inc. and subsidiaries as of December 31, 1993 and 1992 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statements schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.







                                           COOPERS & LYBRAND

Los Angeles, California
March 30, 1994

                              ICN BIOMEDICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1993 and 1992
                   (Dollars in thousands, except per share data)
ASSETS                                                 1993        1992
- ------------------------------------------          ---------   ---------

Current assets:
  Cash and equivalents                               $    509    $  2,204
  Restricted cash                                         256          --
  Receivables, net                                     11,574      16,270
  Inventories, net                                     15,601      13,499
  Prepaid expenses and other current assets             3,241       3,587
  Assets held for disposition                              --       8,959
                                                     --------    --------
      Total current assets                             31,181      44,519
Property, plant and equipment, net                     15,728      13,155
Other assets and deferred charges, net                  2,342       2,735
Excess of cost over net assets of purchased
  subsidiaries, net                                     2,580       2,933
                                                     --------    --------
                                                     $ 51,831    $ 63,342
                                                     ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------
Current liabilities:
  Notes payable                                      $  1,926    $  4,223
  Current maturities of long-term debt
    and capital lease obligations                       1,379       2,064
  Accounts payable                                      6,404      12,808
  Accrued liabilities                                  10,716      16,748
                                                     --------     -------
      Total current liabilities                        20,425      35,843
Long-term debt and capital lease obligations,
  less current maturities                              10,567      11,709
Deferred income taxes and other liabilities             2,266       3,560
Payable to ICN                                          5,932       8,414
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $.01 par value;
  1,000,000 shares authorized;
  Series A, 300,000 shares ($30,000,000                     3          --
  involuntary liquidation preference)
  Series B, 390,000 shares ($39,000,000
  involuntary liquidation preference)                       4          --
Common stock, $.01 par value:
  30,000,000 shares authorized; 9,033,623 and
  22,397,272 shares issued and outstanding at
  December 31, 1993 and 1992, respectively                 90         224
Additional capital:  Preferred                         61,928          --
Additional capital:  Common                            43,072      93,934
Deficit                                               (89,540)    (89,014)
Foreign currency translation adjustments               (2,916)     (1,328)
                                                     --------    --------
      Total stockholders' equity                       12,641       3,816
                                                     --------    --------
                                                     $ 51,831    $ 63,342
                                                     ========    ========
The accompanying notes are an integral part of these consolidated financial statements.

                          ICN BIOMEDICALS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           For the years ended December 31, 1993, 1992 and 1991
               (Dollars in thousands, except per share data)
                                          1993         1992         1991
                                        --------     --------     --------

Net sales                               $ 59,076     $ 75,648     $ 96,507
Cost of sales                             27,631       44,851       51,917
                                        --------     --------     --------
Gross profit                              31,445       30,797       44,590
Selling, general and
  administrative expenses                 28,455       43,509       39,922
Research and development costs               378          583        1,687
Amortization of goodwill and
  other intangibles                          502        1,486        1,829
Interest income (including $218
  from ICN in 1991)                           (6)        (212)        (512)
Interest expense (including $420 and
  $314 to ICN in 1993 and 1992),
  respectively,                            2,256        4,779        7,585
Lease vacancy costs                        1,436          --            --
Restructuring costs and special charges       --       63,032        6,087
Other (income) expense, net               (2,399)       4,731        1,268
                                        --------     --------     --------
  Income (loss) before provision
    (benefit) for income taxes
    and extraordinary income                 823      (87,111)     (13,276)
Provision (benefit) for income taxes        (312)         309         (384)
                                        --------     --------     --------
  Income (loss) before
    extraordinary income                   1,135      (87,420)     (12,892)
  Extraordinary income                       627           --           --
                                        --------     --------     --------
  Net income (loss)                     $  1,762     $(87,420)    $(12,892)
                                        ========     ========     ========

Per share information:

  Net income (loss) before
    extraordinary income                $    .07     $  (4.80)    $  (1.09)

  Extraordinary income                       .03          --            --
                                        --------     --------     --------
  Net income (loss)                     $    .10     $  (4.80)    $  (1.09)
                                        ========     ========     ========

Dividends per common share              $    .17     $    .17     $    .15
                                        ========     ========     ========

                The accompanying notes are an integral part of
                    these consolidated financial statements.

                             ICN BIOMEDICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the years ended December 31, 1993, 1992 and 1991
                  (Dollars in thousands, except per share data)

                                                                 Additional                           Receivable
                          Preferred Stock                          capital               Foreign         from
                         Series "A" and "B"      Common stock     Preferred  Retained    currency       parent
                         Number of             Number of             and     earnings   translation  for issuance
                          Shares     Amount     shares    Amount   Common    (deficit)  adjustments    of stock      Total
                         ---------   ------   ----------  ------  ---------  ---------  -----------  ------------  ---------

Balance at November 30,
 1990                          --    $  --    11,249,913  $ 113   $ 38,882   $ 18,507    $  3,298      $    --     $ 60,800
December 1990 net loss         --       --            --     --         --     (1,508)         --           --       (1,508)
Dividends declared ($.15
  per share)                   --       --            --     --         --     (1,738)         --           --       (1,738)
Translation adjustments        --       --            --     --         --         --      (1,145)          --       (1,145)
Exercise of stock options      --       --        89,083      1        343         --          --           --          344
Conversion of debt into
  common stock                 --       --     3,984,464     39     25,816         --          --       (2,853)      23,002
Net loss                       --       --            --     --         --    (12,892)         --           --      (12,892)
                         --------    -----   -----------  -----    -------   --------    --------      -------     --------

Balance at December 31,
 1991                          --       --    15,323,460    153     65,041      2,369       2,153       (2,853)      66,863
Dividends declared ($.17
 per share)                    --       --            --     --         --     (3,963)         --           --       (3,963)
Translation adjustments        --       --            --     --         --         --      (3,481)          --       (3,481)
Exercise of stock options      --       --        54,040      1        245         --          --           --          246
Conversion of debt into
 common stock                  --       --     7,019,772     70     28,648         --          --        2,853       31,571
Net loss                                --            --     --         --    (87,420)         --           --      (87,420)
                         --------    -----   -----------  -----   --------   --------     -------       ------     --------

Balance of December 31,
 1992                          --       --    22,397,272    224     93,934    (89,014)     (1,328)          --        3,816
Dividends declared
 ($.17 per share)              --       --            --     --         --     (2,288)         --           --       (2,288)
Translation adjustments        --       --            --     --         --         --      (1,588)          --       (1,588)
Exercise of stock options      --       --         4,800     --          4         --          --           --            4
Conversion of common
  stock and debt into
  Preferred stock
  series "A" and "B"
                          690,000        7   (13,368,449)  (134)    11,062         --          --           --       10,935

Net income                     --       --            --     --         --      1,762          --           --        1,762
                         --------    -----   -----------  -----    -------   --------    --------      -------     --------

Balance at December 31,
 1993                     690,000    $   7     9,033,623  $  90   $105,000   $(89,540)   $ (2,916)     $    --     $ 12,641
                         ========    =====   ===========  =====   ========   ========    ========      =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             ICN BIOMEDICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1993, 1992 and 1991
                             (Dollars in thousands)

                                            1993       1992        1991
                                          --------   --------    --------

Cash flows from operating activities:
Net income (loss) before extra-
  ordinary income                         $  1,762   $(87,420)   $(12,892)
    Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Lease vacancy costs                        1,200         --          --
  Gain on settlements of certain
    lease contracts                           (938)        --          --
  Gain on settlement of foreign
    non-income tax related dispute            (430)        --          --
  Gain on settlement of certain
    liabilities for less than
    original estimate                       (1,250)        --          --
  Extraordinary income                        (627)        --          --
  Depreciation and amortization              3,381      6,076       6,045
  Allowance for losses on receivables          168      2,251          20
  Loss (gain) on disposition of assets        (271)     1,184         931
  Foreign exchange gains, net                 (178)      (730)       (744)
  Restructuring costs and special charges       --     63,032       6,087
  Other non-cash gains                        (147)      (125)        (98)
Change in assets and liabilities, net:
  Decrease in receivables                    4,528      5,540      12,141
  Decrease (increase) in inventories, net   (2,102)    10,881       8,569
  Decrease (increase) in prepaid expenses
    and other                                  726     (3,615)     (2,032)
  Decrease in accounts payable
    and accrued liabilities                (12,498)    (3,281)     (9,670)
                                          --------    --------    --------
       Net cash (used in) provided by
        operating activities                (6,676)    (6,207)      8,357
                                          --------   --------    --------
Cash flows from investing activities:
  Capital expenditures                      (2,235)      (911)     (1,978)
  Proceeds from the sale of asset held
    for disposition                          4,543         --          --
  Other, net                                    --         90       3,253
                                          --------   --------    --------
       Net cash (used in) provided by
        investing activities              $  2,308   $   (821)   $  1,275
                                          --------   --------    --------


                The accompanying notes are an integral part of
                    these consolidated financial statements.

                             ICN BIOMEDICALS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              For the years ended December 31, 1993, 1992 and 1991
                             (Dollars in thousands)

                                            1993        1992        1991
                                          --------    --------    --------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt and notes payable                $    661    $  2,733    $ 17,952
  Principal payments on long-term
    debt and notes payable                  (4,214)    (11,736)    (38,765)
  Proceeds from exercise of stock options        4         246         344
  Increase in restricted cash                 (256)         --          --
  Cash dividends paid                         (351)       (537)       (411)
  Cash received from ICN, net                6,783      16,739      13,444
  Other, net                                    --          --        (568)
                                          --------    --------    --------
       Net cash provided by (used in)
         financing activities                2,627       7,445      (8,004)
                                          --------     -------    --------
Effect of exchange rate changes on cash         46        (218)        481
                                          --------    --------    --------
Net increase (decrease) in cash
  and equivalents                           (1,695)        199       2,109
Cash and equivalents at beginning of year    2,204       2,005        (104)
                                          --------    --------    --------
Cash and equivalents at end of year       $    509    $  2,204    $  2,005
                                          ========    ========    ========




















                The accompanying notes are an integral part of
                    these consolidated financial statements.

      33                    ICN BIOMEDICALS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 1993


1.  Formation and History

     ICN Biomedicals, Inc. (the "Company") was incorporated in September 1983 as a Delaware corporation by ICN Pharmaceuticals, Inc. ("ICN") and operated as a wholly-owned subsidiary of ICN until the Company completed its initial public offering during 1986. The Company is a 69%-owned subsidiary of ICN at December 31, 1993. The Company conducts its business in research chemical products, diagnostics products, biomedical instrumentation, and radiation monitoring services.

2.  Summary of Significant Accounting Policies

  Reclassifications

     Certain prior year items have been reclassified to conform with the current year presentation.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated.

  Cash Equivalents

     The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

  Excess of Cost Over Net Assets of Purchased Subsidiaries

     The difference between the purchase price and the fair value of net assets at the date of acquisition is included in the consolidated balance sheets as "Excess of cost over net assets of purchased subsidiaries, net" ("Goodwill"). Goodwill has been amortized primarily over forty years through 1992. The Company evaluates the carrying value of goodwill including the amortization periods on a quarterly basis to determine whether events and circumstances warrant revised estimates of useful lives. The recoverability of goodwill is assessed based on the expected undiscounted future operating income of the acquired entity. During the fourth quarter of 1992, the Company wrote-off a substantial portion of its goodwill, primarily related to its Flow acquisition, as more fully described in Note 12. Additionally, of the remaining goodwill, the Company revised the remaining amortization period to primarily five years, which reflects the estimated recovery period of the remaining goodwill. Accumulated amortization totaled $2,901,000 and $2,548,000 at December 31, 1993 and 1992, respectively.

  Foreign Currency Translation

     The assets and liabilities of the Company's foreign operations are translated at the end of period exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated in stockholders' equity. The Company has included in operating income all foreign exchange gains and losses arising from foreign currency transactions. Gains included in other expenses, net from foreign exchange transactions for 1993, 1992 and 1991 were $178,000, $730,000 and $744,000, respectively.

  Inventories

     Inventories, which include material, direct labor and overhead, are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis.

  Catalog Costs

     The initial costs of design, production and distribution of the Company's product catalog are deferred and amortized over its estimated service life, approximately one year. However, for the year ended December 31, 1992, due to lower than expected sales results, the Company wrote-off these costs in the fourth quarter of 1992 (See Note 12).

  Property, Plant and Equipment

     The Company primarily uses the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings and related improvements are depreciated over 20-40 years, machinery and equipment over 2-10 years, furniture and fixtures over 3-10 years, and leasehold improvements are amortized over their useful lives, limited to the life of the lease.

     The Company follows the policy of capitalizing expenditures that materially extend the life or increase the value of the related assets. Repair and maintenance costs are charged to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is included in income.

  Patents and Other Intangible Assets

     The costs of patents, license rights and other intangible assets acquired primarily through acquisitions are included in other assets and deferred charges, net and are being amortized over approximately 5 to 10 years. Such costs totaled $871,000 and $1,024,000, net of accumulated amortization of $803,000 and $654,000 as of December 31, 1993 and 1992, respectively. In addition, certain patents and intangible assets which were acquired in connection with the Flow and other acquisitions were re-evaluated during the fourth quarter 1992. The Company wrote-off a portion of its patents and intangible assets, as more fully described in Note 12. Additionally, of the remaining patents and other intangible assets, the Company revised the remaining amortization period to primarily five years which reflects the estimated recovery period of the remaining patents and other intangible assets.

  Income Taxes

     In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or tax returns.
In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. Previously, the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. The adoption of SFAS 109 did not result in a cumulative effect adjustment in the statement of operations.

  Notes Payable

     The Company classifies bank borrowings with initial terms of one year or less as Notes Payable. These notes, originating in the Italian subsidiary, bear interest at average rates of 16%. The carrying amount of Notes Payable approximates fair value due to the short-term maturity of these instruments.

  Per Share Information

     Per share information is based on the weighted average number of shares outstanding and dilutive common share equivalents. Common share equivalents represent shares issuable for outstanding options and warrants on the assumption that the proceeds would be used to repurchase shares on the open market. The Swiss Franc Exchangeable Certificates debt issue (see Note 6) is not a common share equivalent. Fully dilutive earnings per share is not shown because the computation was antidilutive or the difference from primary earnings per share was not material. The number of shares used in the per share computation was 17,964,000, 18,224,000 and 11,790,000 in 1993, 1992 and
1991, respectively.

  Concentrations of Credit Risk

     The Company has approximately $3,506,000 of accounts receivables related to its Italian subsidiary for which a significant portion of the balance relates to local government entities. The ability and timing to collect these receivables is influenced by the general economics in that country.


3.  Assets Held for Disposition

     During January 1993, the Company transferred its Dublin, Virginia, facility to ICN in exchange for a reduction in the intercompany amounts due ICN of $586,000 representing the net book value at the date of transfer.

     During April 1993, the Company sold certain assets of its manufacturing business, producing liquid and powder media, located in Irvine, Scotland. The resulting gain of approximately $278,000 is included in other (income) expense, net. Additionally, the Company has deferred approximately $256,000 of the sales proceeds for certain environmental contingencies related to the Irvine, Scotland property. This obligation is funded and included in restricted cash and held in an escrow trust account. In the event such contingencies do not utilize the escrow balance, remaining funds, if any, will be remitted to the Company.

     During the fourth quarter of 1993, the Company moved its Italian opera-tion from Cassina de Pecchi, a leased facility, back to Opera, an owned facility. The Opera facility was transferred from assets held for disposition to property, plant and equipment during December 1993.


4.  Related Party Transactions

  General

     As of December 31, 1993, ICN owned 69% of the outstanding common stock of the Company. ICN controls the Company through stock ownership, voting control and board representation. The Company, ICN, SPI Pharmaceuticals, Inc. (a 39%-owned equity investment of ICN at December 31, 1993- "SPI") and Viratek, Inc. (a 69%-owned subsidiary of ICN at December 31, 1993-"Viratek") have engaged in, and will continue to engage in, certain transactions with each other.

     The Company has obtained a written agreement from ICN that ICN is prepared, if needed, to provide financial support to the Company in order to meet its financial obligations through April 15, 1995.

     An Oversight Committee of the Boards of Directors of ICN, SPI, Viratek and the Company reviews transactions between or among the Company, ICN, SPI and Viratek (collectively, the "Affiliated Corporations") to determine whether a conflict of interest exists with respect to a particular transaction and the manner in which such conflict can be resolved. The Oversight Committee has advisory authority only and makes recommendations to the Board of Directors of each of the Affiliated Corporations. The Oversight Committee consists of one non-management director of each Affiliated Corporation and a non-voting chairman. The significant related party transactions have been reviewed and recommended for approval by the Oversight Committee, and approved by the respective Boards of Directors.

  Cost Allocations

     The Company subleases space on a year-to-year basis in Costa Mesa, California from ICN. The costs of common services used by the Company, SPI, Viratek and ICN are allocated by SPI based upon various formulas. Effective January 1, 1993, ICN reimburses the Company for those allocations which are in excess of the amounts determined by management using competitive data, as reviewed and recommended by the Oversight Committee, that would have been incurred by the Company if it operated in a facility suited solely to its requirements. It is management's belief that the methods used and amounts allocated for facility costs and common services are reasonable based upon the usage by the respective Companies.

     Rent and common services charged to the Company were as follows:

                                    1993           1992           1991
                                 ----------     ----------     ----------

       Rent                      $  310,000     $  310,000     $  310,000
       Common services              528,000      1,497,000      1,475,000
                                 ----------     ----------     ----------
                                 $  838,000     $1,807,000     $1,785,000
                                 ==========     ==========     ==========

  Investment Policy

     Effective December 1, 1986, ICN and its affiliates have adopted an investment policy covering intercompany advances and interest rates, and the types of investment acquisitions (marketable equity securities, high-yield bonds, etc.) to be made by ICN and its affiliates. As a result of this policy, excess cash held by the Company is transferred to ICN and in turn, invested by ICN and cash advances have been made by ICN to the Company to fund acquisitions and certain other transactions. ICN charges interest at the prime rate plus 1/2% and credits interest at the prime rate less 1/2% on the amounts invested or advanced. Interest (income) expense, related to this balance was $420,000, $314,000, and ($218,000) for 1993, 1992 and 1991,
respectively, at average interest rates of approximately 6.5%, 6.75%, and 7.9%, respectively.

     During the year ended December 31, 1993 and 1992, the Company reclassified its SPI intercompany payable of $2,333,000 and $3,631,000, and its Viratek intercompany receivable of $272,000 and $536,000 to the Company's ICN intercompany account resulting in a net increase in the Company's liability to ICN of $2,061,000 and $3,095,000, respectively. Total loans and advances from ICN were $5,932,000 and $8,414,000 as of December 31, 1993 and 1992, respectively. Such advances have been classified as a long-term payable.

     In accordance with this investment policy, the Company advanced the net proceeds of the Company's Bio Capital Holding Swiss Franc public offering, completed in February 1987, to ICN. These advances were payable to the Company by ICN in Swiss Francs. At March 1, 1991 the Company converted an advance due from ICN of SFr. 14,386,000 into $10,849,000. As a result of this change, the Company removed the hedge from its Swiss franc liability and recorded exchange gains of $159,000, $758,000 and $170,000 in 1993, 1992 and
1991, respectively.

  Debt and Equity Transactions

     On August 30, 1993, the Company issued 300,000 shares of a new series "A" of the Company's non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $30,000,000 to ICN. In exchange, ICN delivered 4,983,606 shares of the Company's common stock that ICN owned and exchanged intercompany debt owed to ICN by the Company in the amount of $11,000,000.

     In addition, on August 30, 1993, the Company issued 390,000 shares of a new series "B" of the Company's non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $32,000,000 to ICN. In exchange, ICN delivered to the Company 8,384,843 shares of the Company's common stock that ICN owned.

     As a result of the exchange, the Company had 9,033,623 common shares issued and outstanding.

     Subject to declaration by the Company's Board of Directors, the new series "A" preferred stock pays an annual dividend of $8, noncumulative, payable quarterly and the new series "B" preferred stock pays an annual dividend of $10, noncumulative, payable quarterly. Both series "A" and "B" preferred stock become cumulative in respect to dividends upon certain events deemed to be a change in control, as defined by the certificates of designation. The series "B" preferred dividends are subject to the prior rights of the holders of the series "A" preferred stock and any other preferred stock ranking prior to the series "B" preferred.

     The series "A" preferred stock is senior in ranking to the series "B" preferred stock and the series "B" preferred stock is senior to the Company's common stock as to voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, after payment or provision for payment of the debts and other liabilities of the Company. The holders of the series "A" preferred shares are entitled to receive an amount in cash or in property, including securities of another corporation, equal to $100 per share in involuntary liquidation or $106 per share in voluntary liquidation prior to August 31, 1994 and declining ratably per year to $100 per share after 1998, plus dividends, in the event dividends have become cumulative. The holders of the series "B" preferred shares are entitled to receive an amount in cash or in property, including securities of another corporation equal to $100 per share in voluntary or involuntary liquidation, plus dividends, in the event dividends have become cumulative.

     The series "A" and "B" preferred shares are redeemable, for cash or property, including securities of another corporation, in whole or in part, at the option of the Company only, subject to approval by a vote of a majority of the independent directors of the Company. The series "A" preferred shares are redeemable at $106 per share prior to August 31, 1994 and declining ratably per year to $100 in 1998, plus dividends, in the event dividends have become cumulative. The series "B" shares are redeemable at $100 per share, plus dividends, in the event dividends have become cumulative.

     No dividends were declared on the Series "A" or Series "B" preferred stock during 1993.

     On December 31, 1992, the Company exchanged $11,250,000 of debt owed to ICN for 3,214,286 shares of the Company's common stock issued to ICN at a price of $3.50 per share which represents the closing market price of the stock on that date.

     On April 1, 1992, the Company transferred $13,072,000 of debt with First City Bank of Texas-Houston N.A., to ICN. The Company, in exchange, issued 2,412,449 shares of the Company's common stock at a price of $5.42 per share which represents the closing market price of the stock at that date less a discount of 15%. ICN became primarily liable for the debt. The Company's domestic inventories and receivables remained as collateral. The outstanding debt was repaid in full by ICN on December 3, 1992 and all pledges were extinguished.

     On March 31, 1992, the Company transferred $2,711,000 of debt owed to Skopbank of Finland to ICN. The Company, in exchange, issued 500,334 shares of the Company's common stock at a price of $5.42 per share which represents the closing market price of the Company's stock on that date less a discount of 15%. ICN became primarily liable for the debt and the Company became guarantor.

     On March 31, 1992, the Company exchanged $4,837,000 of debt owed to ICN for 892,703 shares of the Company's common stock issued to ICN at a price of $5.42 per share which represents the closing market price of the stock on that date less a discount of 15%.

     On December 31, 1991, the Company issued 3,363,298 shares of the Company's common stock to ICN at a price of $6.25 which represents the fair market value of the Company's stock on that date in exchange for debt owed ICN in the amount of $18,167,523.

     On March 1, 1991, the Company exchanged $3,833,000 of advances due to ICN into 538,000 shares of the Company's Common Stock, issued at a price of $7.125 which represented the fair market value of the Company's stock on that date less a discount of 22%.

     In March 1987 and October 1988, the Company purchased ICN 12 7/8% debentures due 1998 and ICN 12 1/2% debentures due 1999 on the open market. The debentures had a book value of $3,567,250. On December 30, 1991 the Company sold all the debentures to ICN for a loss of $64,250.

  Research and Development

     Effective January 1, 1992, the Company entered into an agreement with Viratek, whereby the Company transferred right, title, and interest in certain of its research and development projects to Viratek. The Company retains a right of first refusal to the marketing and distribution rights for any products developed. Viratek conducts biomedical research related to the development of non-isotopic diagnostic test kits and associated hardware.
The Company continues to perform research and development in reagents and instrumentation.

  Other

     During January 1993, the Company transferred its Dublin, Virginia, facility to ICN in exchange for a reduction in the intercompany amounts due ICN of $586,000 representing the net book value at the date of the transfer.

     On December 31, 1992, the Company transferred $5,747,000 of debt owed to a major supplier, to ICN. ICN became primarily liable for the debt and the Company became guarantor. On June 30, 1993, ICN filed a claim in arbitration alleging breach of agreement entered with such supplier and withheld final payment due on that date of approximately, $1,295,000 (Finnish Markka 7,500,000). Arbitration is set for October 11, 1994.

5.  Income Taxes

     In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or tax returns.
In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. Previously, the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. The adoption of SFAS 109 did not result in a cumulative effect adjustment in the statement of operations. Prior years' amounts are presented as previously reported.

     Income (loss) before provision for income taxes and extraordinary income
(1993) for the years ended December 31 consists of the following:

                                    1993           1992           1991
                               ------------   ------------  -------------

      Domestic                 $  2,753,000   $(51,267,000)  $ (9,993,000)
      Foreign                    (1,930,000)   (35,844,000)    (3,283,000)
                               ------------   ------------   ------------
                               $    823,000   $(87,111,000)  $(13,276,000)
                               ============   ============   ============

     The income tax provision (benefit) consists of the following:

                     1993                1992                1991
             -------------------  ------------------  -------------------
              Current   Deferred   Current  Deferred   Current   Deferred
             ---------  --------  --------  --------  --------  ---------

Federal     $      --   $     --  $     --  $     --  $     --  $ 139,000
State              --         --        --        --    60,000         --
Foreign      (312,000)        --   309,000        --   263,000   (846,000)
            ---------   --------  --------  --------  --------  ---------
            $(312,000)  $     --  $309,000  $     --  $323,000  $(707,000)
            =========   ========  ========  ========  ========  =========

     The components of the deferred income tax provision relate primarily to the net tax effects of the differences arising as the result of utilizing different depreciation and amortization methods for income tax purposes than for financial reporting purposes and establishing inventory allowances for financial reporting purposes which are not currently deductible for income tax purposes.

     A reconciliation of the Federal statutory income tax rates to the effective income tax rates is as follows:

                                            1993       1992       1991
                                           -----      -----      -----

    Statutory rate                           35%       (34%)      (34%)
    Goodwill amortization                    15         15          2
    Operating loss - no tax benefit          --         20         36
    Net operating loss- tax benefit         (50)        --         --
    Reduction--foreign income
      tax liabilities                       (38)        --         (7)
                                           -----      -----      -----
Effective rate                              (38%)        1%        (3%)
                                           =====      =====      =====

     The Company conducts business in a number of different tax juris-dictions. Accordingly, losses sustained in one jurisdiction generally cannot be applied to reduce taxable income in another jurisdiction. The income of certain foreign subsidiaries is not subject to U.S. income taxes, except when such income is paid to the U.S. parent company or one of its domestic subsidiaries. No U.S. taxes have been provided on the Company's foreign subsidiaries since management intends to reinvest those amounts in foreign operations. Included in consolidated retained earnings (deficit) at December 31, 1993 is approximately $1,820,000 of accumulated earnings of foreign operations that would be subject to U.S. income taxes if and when repatriated.

     The Company has domestic and foreign operating loss carryforwards (NOL) of approximately $39,000,000 and $38,000,000, respectively, at December 31, 1993. Such NOL's expire in varying amounts from 1994 until 2008. Of the $77,000,000 NOL, $458,000 will be credited to additional paid in capital when utilized. In connection with the acquisition of Flow, the Company acquired Flow's net operating loss carryforwards of $9,771,000. The Company has agreed to pay Flow the first $500,000 of any benefits realized. In the event this amount is not realized by November 1994, it will become due and payable to Flow including interest at 10%. Tax benefits related to the NOL existing at the date of acquisition realized in excess of $500,000 will be shared equally with Flow.

     The primary temporary differences which give rise to the Company's net deferred tax liability, at December 31, 1993 and January 1, 1993, are as follows: (in thousands)

                                            December 31,      January 1,
                                                1993             1993
                                            -----------      -----------
Deferred tax assets:
  Inventory and other allowances              $  3,734         $  4,789
  Amortization differences                         417            2,157
  Compensation not currently deductible            363              533
  Other                                          1,750            1,750
  Domestic NOL                                  11,958           10,024
  Foreign NOL                                   13,311           12,635
  Valuation reserve                            (29,511)         (29,924)
                                              --------         --------
     Total deferred tax asset                    2,022            1,964
                                              --------         --------
Deferred tax liabilities:
  Depreciation                                  (2,022)          (1,964)
                                              --------         --------
     Total deferred tax liability               (2,022)          (1,964)
                                              --------         --------
     Net deferred tax liability               $     --         $     --
                                              ========         ========

6.  Debt

     Long-term debt and obligations under capital leases due non-affiliates consists of the following:

                                                     1993           1992
                                                ------------   ------------
Zero Coupon Guaranteed Bonds with an
  effective interest rate of 13.5%,
  maturing in 2002                               $ 8,441,000    $ 9,112,000
Notes payable to banks, collateralized
  by land and buildings, due in various
  installments through the year 2000
  with interest at 5.75% to 10%                    2,712,000      3,093,000
Bank loans from Italian Government
  agency with interest rate of 2%
  maturing in 2002                                   435,000        504,000
Loans from the Scottish Development Agency,
  collateralized by real property, at an
  average interest rate of 11.9% (paid upon
  sale of underlying real property in 1993)               --        382,000
Obligations under capital leases                     358,000        682,000
                                                 -----------    -----------
    Total long-term debt and capital leases       11,946,000     13,773,000
Less-current maturities                            1,379,000      2,064,000
                                                 -----------    -----------
       Total                                     $10,567,000    $11,709,000
                                                 ===========    ===========

     All of the long-term debt noted above (other than $1,555,000 and $1,670,000 of notes payable to banks, collateralized by land and buildings in 1993 and 1992, respectively), is denominated in currencies other than the U.S. Dollar.

     In 1987, Bio Capital Holding ("Bio Capital"), a trust established by ICN and the Company, completed a public offering in Switzerland of Swiss Francs (SFr.) 70,000,000 principal amount of 5 1/2% Swiss Franc Exchangeable Certificates ("Old Certificates"). At the option of the certificate holders, the Old Certificates are exchangeable into shares of common stock of the Company. Net proceeds were used by Bio Capital to purchase SFr. 70,000,000 face amount of zero coupon Swiss Franc Debt Notes due 2002 of the Kingdom of Denmark (the "Danish Bonds") for SFr. 33,772,000 and 15 series of zero coupon Swiss Franc Guaranteed Bonds of the Company (the "Zero Coupon Guaranteed Bonds") for SFr. 32,440,000, which are guaranteed by ICN. Each series of the Zero Coupon Guaranteed Bonds are in an aggregate principal amount of SFr. 3,850,000 maturing in February of each year through 2002. The Company has no obligation with respect to the payment of the principal amount of the Old Certificates since they will be paid upon maturity by the Danish bonds.

     During 1990, the Company offered, to all certificate holders, to exchange the Old Certificates for newly issued certificates ("New Certificates"), the terms of which remain the same except that 334 shares per SFr. 5,000 principal certificate can be exchanged at $10.02 using a fixed exchange rate of SFr. 1.49 to U.S. $1.00. Substantially all of the outstanding Old Certificates were exchanged for New Certificates (together referred to as "Certificates"). The deferred loan costs associated with the exchange are included in other assets and deferred charges, net in the accompanying consolidated balance sheets. This exchange was accounted for as an extinguishment of debt and the effect on net income was not material.

     During 1992, the Company repurchased SFr. 5,640,000 of Certificates, representing long-term debt of $1,859,000.

     During 1991, SFr. 1,245,000 ($918,000) principal amount of New Certificates were exchanged into 83,166 shares of common stock. These transactions resulted in a reduction of debt of SFr. 434,000 ($312,000) during 1991. There were no Certificates exchanged during 1992 or 1993.

     As of December 31, 1993, the accompanying consolidated financial statements include total outstanding debt of SFr. 12,534,000 ($8,441,000) which represents the present value of the Company's obligation to pay the Zero Coupon Guaranteed Bonds. When Certificates are exchanged into common stock, the Company's obligation to pay the Zero Coupon Guaranteed Bonds is reduced and the Danish Bonds are released by Bio Capital to the Company, both on a pro rata basis. As of December 31, 1993, SFr. 39,615,000 ($26,677,000)
principal of Certificates were outstanding which, if exchanged for common stock, would result in the issuance of 2,608,241 shares of common stock, a reduction of long-term debt of SFr. 11,330,000 ($7,630,000), a reduction of SFr. 1,204,000 ($811,000) of current maturities of long-term debt, and an increase in marketable securities of SFr. 20,204,000 ($13,605,000) from the release by Bio Capital of the Danish Bonds to the Company.

     Annual aggregate maturities of long-term debt including obligations under capital leases are as follows:

     1994                                                $ 1,379,000
     1995                                                  1,344,000
     1996                                                  1,419,000
     1997                                                  1,510,000
     1998                                                  1,513,000
     Thereafter                                            4,781,000
                                                         -----------
         Total                                           $11,946,000
                                                         ===========

     The average month-end balances of aggregate short-term borrowings due to non-affiliates were $2,933,000, and $6,059,000, at weighted average interest rates of 16.2% and 20.9%, for 1993 and 1992, respectively. Maximum total month-end borrowings during 1993 and 1992 were $4,204,000, and $7,712,000, respectively. The weighted average interest rates of total short-term debt due to non-affiliates at the end of 1993 and 1992, approximated the weighted average rate on average month-end balances.

7.  Commitments and Contingencies

  Commitments

     At December 31, 1993, the Company was committed under noncancellable leases with non-affiliates for minimum aggregate lease payments as follows:

                                            Operating       Capital
                                              Leases         Leases
                                           ----------     ----------

     1994                                  $  849,000     $  155,000
     1995                                     799,000         88,000
     1996                                     625,000         88,000
     1997                                     507,000         89,000
     1998                                     534,000             --
     Thereafter                             4,782,000             --
                                           ----------     ----------
                                           $8,096,000        420,000
                                           ==========
     Less--amount representing interest                       62,000
                                                          ----------
     Present value of net minimum
       lease payments                                        358,000
     Less--current maturities                                129,000
                                                          ----------
                                                          $  229,000
                                                          ==========

     Rental expense on operating leases was $870,000, $1,066,000 and $1,426,000 in 1993, 1992 and 1991, respectively.

  Purchase Commitment

     The Company has a purchase commitment with a major supplier for which the remaining purchase of inventory under agreement will be due June 1994 in the amount of approximately $1,727,000 (Finnish Markka 10,000,000).

     The Company is also a guarantor on a note payable to the same supplier for which ICN is primarily liable. On June 30, 1993, ICN filed a claim in arbitration alleging breach of agreement entered with such supplier and withheld final payment due on that date of approximately $1,295,000 (Finnish Markka 7,500,000). In addition, ICN is seeking declaration and award that the Company is not obligated to honor the aforementioned purchase commitment or installments on the note. Arbitration is set for October 4, 1994.

  Acquisition Commitments

     Under the terms of the Flow purchase agreement, the Company issued 100,000 shares of common stock to the seller, which shares have a guaranteed value of $20 per share on November 8, 1994. If the fair value, as defined, of the Company's common stock is less than $20 per share on that date, the Company must pay the difference in cash. The Company may redeem such shares for the $20 guaranteed value prior to November 8, 1994. At December 31, 1993, the Company would have paid $1,575,000 to honor the guarantee.

  Litigation

     The Company is party to a number of pending or threatened lawsuits arising out of, or incidental to, its ordinary course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect upon the consolidated financial position of the Company.

  Product Liability Insurance

     The Company is self-insured for potential product liability with respect to currently marketed products. The Company could be exposed to possible claims for personal injury resulting from allegedly defective products.
While to date no material adverse claim for personal injury resulting from allegedly defective products has been successfully maintained against the Company, a substantial claim, if successful, could have a material adverse effect upon the consolidated financial position of the Company.

  Benefit Plans

     The Company has several benefit plans covering substantially all of their employees.

     All eligible U.S. employees may elect to participate in an ICN sponsored 401(k) plan. The Company partially matches employee contributions.

     The Company's United Kingdom subsidiary has a defined benefit retirement plan which covers all eligible U.K. employees. The plan is actuarially reviewed approximately every three years. Annual contributions are based on total pensionable salaries. It is estimated that the plan's assets exceeded the actuarial computed value of vested benefits as of December 31, 1993 and 1992, respectively.

     The total expense under the U.S. and U.K. plans was approximately $452,000 in 1993, $260,000 in 1992, and $440,000 in 1991.

     The Company also had deferred compensation agreements for certain of its officers and certain key employees, with benefits commencing at death or retirement. The present value of the benefits expected to be paid was accrued from 1985 through 1989 at which time the agreements were terminated. Interest continues to accrue on the amounts due until all payments are made.


8.  Common Stock

     The Company has reserved a total of 2,140,000 shares for issuance under its 1983 Employee Incentive Stock Option Plan and its 1983 Non-Qualified Stock Option Plan and 1,000,000 shares for issuance under its 1992 Employee Incentive Stock Option Plan and 1992 Non-Qualified Stock Option Plan (the "Plans"). Under the terms of the plans, participants may receive options to purchase common stock in such amounts as may be established by the Compensation Committee of the Board of Directors. Options are granted at a price not less than 100 percent of the fair market value on the date of grant and may be granted for a term of up to ten years. Options have been granted at prices ranging from $.83 to $10.50 per share. Options for 1,819,830, 1,192,130 and 1,137,258 shares were outstanding at December 31, 1993, 1992 and 1991, respectively. Shares available for grant under the Plans were 169,750, 789,120 and 343,860 at December 31, 1993, 1992 and 1991,
respectively. Shares remaining under grant were 1,819,830 and 1,192,130 at December 31, 1993 and 1992, respectively. Shares of 843,135 and 592,310, were exercisable as of December 31, 1993 and 1992, respectively. Options totaling 4,800, 54,040, and 89,083 shares were exercised during 1993, 1992 and 1991, at average prices of $.83, $4.55 and $3.86, respectively. The Company's 1983 Plans expired on September 1, 1993 and the Company's 1992 Plans expire in 2002.

     At December 31, 1993, options for 600,000 shares at prices ranging from $6.125 to $7.00 per share of the Company's common stock were outstanding, which had been granted during 1988 and 1992 to Milan Panic, Chairman of the Board of Directors and Chief Executive Officer of the Company.

     The Company issued 83,166 shares of common stock upon the exchange of Certificates in 1991. There were no certificates exchanged during 1992 or 1993.


9.  Detail of Certain Accounts

                                                   1993           1992
                                              ------------    -----------

 Receivables:
     Trade                                    $ 13,527,000    $19,181,000
     Other                                         447,000        442,000
                                              ------------    -----------
                                                13,974,000     19,623,000
        Allowance for doubtful accounts         (2,400,000)    (3,353,000)
                                              ------------    -----------
                                              $ 11,574,000    $16,270,000
                                              ============    ===========
  Inventories:
     Raw materials and supplies               $  3,422,000    $ 3,898,000
     Work-in-process                               610,000      2,439,000
     Finished goods                             23,048,000     22,692,000
                                              ------------   ------------
                                                27,080,000     29,029,000
        Allowance for slow moving
          and obsolete inventory               (11,479,000)   (15,530,000)
                                              ------------    -----------
                                              $ 15,601,000    $13,499,000
                                              ============    ===========
  Prepaid expenses and other current assets:
     Prepaid inventory                        $         --    $ 2,874,000
     Catalog costs                               2,295,000             --
     Other                                         946,000        713,000
                                              ------------    -----------
                                              $  3,241,000    $ 3,587,000
                                              ============    ===========

                                                   1993           1992
                                              ------------    -----------

  Property, plant and equipment, at cost:
     Land                                     $  2,839,000    $   995,000
     Buildings                                   6,655,000      4,782,000
     Machinery and equipment                    19,612,000     19,149,000
     Furniture and fixtures                      2,163,000      2,704,000
     Leasehold improvements                      1,659,000      1,390,000
                                              ------------    -----------
                                                32,928,000     29,020,000
        Accumulated depreciation               (17,200,000)   (15,865,000)
                                              ------------    -----------
                                              $ 15,728,000    $13,155,000
                                              ============    ===========

  Other assets and deferred charges, net:
     Deferred loan costs                      $  1,118,000    $ 1,304,000
     Patents, trademarks and other intangibles     871,000      1,024,000
     Other                                         353,000        407,000
                                              ------------    -----------
                                              $  2,342,000    $ 2,735,000
                                              ============    ===========

  Accrued liabilities:
     Payroll and related items                $  1,027,000    $ 1,717,000
     Deferred income                             2,397,000      2,294,000
     Restructuring accruals                        478,000      4,509,000
     Lease vacancy accrual                       1,200,000             --
     Professional services                       1,133,000      1,620,000
     Taxes other than income taxes                 557,000      1,304,000
     Interest                                    1,147,000      1,004,000
     Commissions                                   477,000        831,000
     Other                                       2,300,000      3,469,000
                                              ------------    -----------
                                              $ 10,716,000    $16,748,000
                                              ============    ===========

10.  Geographical Data

     The following tables set forth the amounts of net sales, income (loss) before provision for income taxes and extraordinary income and identifiable assets by geographical area for 1993, 1992 and 1991.

                                   1993            1992           1991
                               ------------   -------------  -------------

Net sales:
  United States                $ 36,216,000    $ 39,668,000   $ 44,874,000
  Canada                          2,381,000       2,610,000      3,159,000
  Europe                         16,311,000      28,020,000     42,872,000
  Asia/Pacific                    4,168,000       5,350,000      5,602,000
                               ------------    ------------   ------------
     Total                     $ 59,076,000    $ 75,648,000   $ 96,507,000
                               ============    ============   ============

Income (loss) before provision
 for income taxes and extra-
 ordinary income:
  United States <F1> <F2>      $  2,753,000    $(51,267,000)  $ (9,993,000)
  Canada                            157,000         (99,000)       386,000
  Europe <F2>                    (2,831,000)    (35,582,000)    (3,859,000)
  Asia/Pacific <F2>                 744,000        (163,000)       190,000
                               ------------    ------------   ------------
     Total                     $    823,000    $(87,111,000)  $(13,276,000)
                               ============    ============   ============
Identifiable assets:
  United States                $ 31,920,000    $ 31,957,000   $ 80,875,000
  Canada                            561,000         520,000        850,000
  Europe                         17,928,000      29,298,000     68,857,000
  Asia/Pacific                    1,422,000       1,567,000      2,076,000
                               ------------    ------------   ------------
     Total                     $ 51,831,000    $ 63,342,000   $152,658,000
                               ============    ============   ============

<F1>   Includes net interest (income) expense related to the Company's consolidated operations of $2,250,000, $4,567,000 and $7,073,000 for
       1993, 1992 and 1991, respectively.

<F2>   Amounts include restructuring charges of $63,032,000 and $6,087,000 for 1992 and 1991, respectively. These amounts consist of $38,064,000 and $2,296,000 for the U.S. for 1992 and 1991, respectively, and $24,608,000 and $3,791,000 for Europe for 1992 and 1991, respectively and $360,000 for Asia/Pacific for 1992.

       Export sales made by United States operations amounted to $3,893,000 $4,033,000 and $4,458,000 for 1993, 1992 and 1991, respectively.
       These sales were made primarily to Europe and Asia/Pacific.


11.  Supplemental Cash Flow Disclosures

     The Company paid interest charges of $1,478,000, $3,168,000 and $5,483,000 in 1993, 1992 and 1991, respectively. The Company also paid income taxes of $164,000, $706,000 and $469,000 in 1993, 1992 and 1991,
respectively.

     On August 30, 1993, the Company issued 300,000 and 390,000 shares of preferred stock series "A" and "B", respectively, to ICN. In exchange, ICN retired $11,000,000 of debt owed to ICN by the Company and delivered 13,368,449 shares of the Company's common stock that ICN owned (see Note 3, - "Preferred Stock").

     During January 1993, the Company transferred its Dublin, Virginia, facility to ICN in exchange for a reduction in the intercompany amounts due ICN of $586,000 representing the net book value at the date of transfer.

     See Note 4 regarding debt converted into the Company's common stock during 1992 and 1991.


12.  Restructuring Costs and Special Charges

     The following is a summary regarding the Company's 1992 and 1991 Restructuring Costs and Special Charges.

     In November 1989, the Company acquired for $37,700,000 all of the issued and outstanding common shares of Flow Laboratories, Inc. and Flow Laboratories B.V. from GRC International, Inc. (formerly Flow General Inc.). These companies together with their respective subsidiaries ("Flow"), constituted the Biomedical division of Flow General. The excess of the total purchase price (including acquisition costs) over the fair value of net assets acquired was $35,245,000, which was allocated to the excess of cost over net assets of purchased subsidiaries and was being amortized over 40 years. Flow was a manufacturer and distributor of several thousand biochemical products worldwide. At the time of the acquisition, the Company had concluded that Flow was a significant complement to the Company, since Flow had a major presence in the European markets, which the Company lacked at the time. Therefore, more than products, the Company acquired an international distribution network. Since 1990, the Company utilized this distribution network to introduce ICN products. At the same time, it decided to phase out or to eliminate Flow low margin products, certain other product lines which did not fit the Company's long-term strategies and to close down inefficient operations.

     In prior years and the first three quarters of 1992, recoverability of goodwill associated with the Flow acquisition was focused on the European operations as Biomedicals had only a limited presence in Europe prior to the Flow acquisition. Accordingly, Biomedicals used the expected future operating income of the European operations in evaluating the recoverability of the Flow goodwill.

     During 1991, the Company initiated a restructuring program designed to reduce costs, and improve operating efficiencies. The program included, among other items, the consolidation, relocation and closure of certain manufacturing and distribution facilities within the U.S. and Europe, which were acquired in the Flow acquisition. Those measures, including a 15% reduction in the work force, were largely enacted during 1991 and continued in 1992. Costs incurred relating to this restructuring plan during 1991 were $6,087,000.

     During the fourth quarter 1992, as a result of a continued decline in sales and other factors, the Company reassessed their business plan and prospects for 1993 and beyond which included, among other things, the decision to sell the last remaining major European manufacturing facility and to restructure the previously acquired distribution network and European operations in line with the revised sales estimates. Consequently, based upon the continuing decline in European revenue and profitability relating to Flow, Flow facility closures and an ineffective distribution network, management concluded that there was no current or expected future benefit associated from the Flow acquisition. Accordingly, the Company wrote off goodwill and other intangibles, primarily from the Flow acquisition of $37,714,000.

     The relocation of various U.S. and European operations was also re-evaluated. It was determined that many of the operations did not support the costs of maintaining separate facilities. Therefore, estimated costs associated with lease termination, employee termination, facility shut-down (of facilities held for disposition) were expensed primarily in the fourth quarter of 1992 and amounted to $4,858,000.

     During the fourth quarter of 1992, the Company reassessed the valuation of inventory, given the decline in sales and lack of effective integration of the Company's and Flow's product lines. Accordingly, the Company recorded a provision for abnormal writedowns of inventory to estimated realizable value of $9,924,000 and discontinued products of $3,377,000.

     In addition, during the fourth quarter of 1992, the Company determined that the unamortized costs of the catalog marketing program would not be recovered within a reasonable period; therefore, costs totaling $6,659,000 were written off. In the future, specifically focused customer or "product line" catalogs will be used for customer product lines and a more focused general catalog for others.

     Restructuring costs and special charges of $63,032,000 and $6,087,000 for the years ended December 31, 1992 and 1991, respectively, are shown as a separate item in the Consolidated Statements of Operations and include the following:

                                                    1992          1991
                                                 -----------   -----------

     Goodwill and other intangibles              $37,714,000   $        --
     Catalog                                       6,659,000            --
     Inventory allowances                          9,924,000            --
     Discontinued products                         3,377,000     1,550,000
     Employee termination costs                    1,961,000     1,866,000
     Lease termination costs                       1,434,000       737,000
     Facility relocation costs                       357,000       724,000
     Reduction to net realizable value of
       vacant facilities held for disposition      1,106,000       800,000
     Miscellaneous restructuring cost                500,000       410,000
                                                 -----------   -----------
         Total                                   $63,032,000   $ 6,087,000
                                                 ===========   ===========

13.  Lease Vacancy Costs

     During 1993, the Company vacated its High Wycombe facility in England and moved to a facility more suitable to the Company's operating needs in Thames, England. The Company pursued various subleasing agreements for which none were consummated as of December 31, 1993. Consequently, the Company accrued approximately $1,200,000 which represents management's best estimate of the net present value of future leasing costs to be incurred for High Wycombe. During 1993, the Company expensed an additional $236,000 of leasing costs related to High Wycombe.


14.  Other (Income) Expense, Net.

     Other (income) expense, net was $(2,399,000), $4,731,000 and $1,268,000 in 1993, 1992 and 1991, respectively. In 1993, Other (income) expense, net, includes a gain of $430,000 representing a favorable settlement of a foreign non-income related tax dispute, a gain of $278,000 on the sale of the Company's Irvine, Scotland facility, a gain of $938,000 realized by the Company's Italian operation on the favorable termination of certain leasing contracts, and a gain of $1,250,000 relating to certain liabilities accrued during 1992 which were settled for less than the original estimates. In 1992, the Company expensed $2,187,000 for a non-exclusive license fee for the purpose of marketing certain laboratory equipment in the U.S., Canada and South America. Other charges in 1992 include certain non-income related taxes and an equity investment write-off totaling $2,202,000. Other (income) expense, net in 1991 included $1,286,000 of one-time costs relating to the introduction of the Company's catalog.


15.  Extraordinary Income

     During the second quarter of 1993, the Company's Italian operation negotiated settlements with certain of its suppliers and banks resulting in an extraordinary income of $627,000 or $.03 per share.

      52                                  ICN BIOMEDICALS, INC.

                             Schedule V -- Property, Plant and Equipment
                                             (In thousands)

                              Balance at                Sales      Transfers    Balance
                              Beginning   Additions      and          and        at end
                              of period    at cost   retirements  other <F1>   of period
                              ---------   ---------  -----------  ----------   ---------

Year ended December 31, 1993:
    Land                       $   995      $   --      $   --      $1,844      $ 2,839
    Buildings                    4,782          --           8       1,881        6,655
    Machinery and equipment     19,149       1,696         986        (247)      19,612
    Furniture and fixtures       2,704         107         267        (381)       2,163
    Leasehold improvements       1,390         432         104         (59)       1,659
                                ------      ------      ------      ------      -------

        Total                  $29,020      $2,235      $1,365      $3,038      $32,928
                               =======      ======      ======      ======      =======

<F1>  Transfers and other include the reclassification of the Opera, Italy, facility previously classified as an asset held for disposition (See Note 3) and the effect of translating foreign currency financial statements in accordance with Statement of Financial Accounting Standards No. 52.

      53                                  ICN BIOMEDICALS, INC.

                            Schedule VI -- Accumulated Depreciation and Amortization
                                    of Property, Plant and Equipment
                                              (In thousands)

                                          Additions
                             Balance at   charged to    Sales      Transfers     Balance
                             Beginning    costs and      and          and        at end
                             of period     expenses   retirements  other <F1>   of period
                             ---------    ---------   -----------  ----------   ---------

Year ended December 31, 1993:

    Buildings                 $ 1,024      $   96       $    4      $  102      $ 1,218
    Machinery and equipment    11,168       2,189          478          38       12,917
    Furniture and fixtures      2,548         326          613        (380)       1,881
    Leasehold improvements      1,125         179           88         (32)       1,184
                              -------      ------       ------      ------      -------

        Total                 $15,865      $2,790       $1,183      $ (272)     $17,200
                              =======      ======       ======      ======      =======


<F1>  Transfers and other include the reclassification of the Opera, Italy facility previously classified as an asset held for disposition (see Note 3) and the effect of translating foreign currency financial statements in accordance with Statement of
      Financial Accounting Standards No. 52.

      54                                   ICN BIOMEDICALS, INC.
                             Schedule VIII--Valuation and Qualifying Accounts
                                              (In thousands)

                              Balance at   Charged to   Charged to   Deductions   Balance
                              Beginning    costs and      other         from      at end
                              of period     expenses     accounts     reserves   of period
                              ---------    ---------     --------    ----------  ---------

Year ended December 31, 1993:
  Allowance for doubtful
    accounts                   $ 3,353      $   168      $    --       $ 1,121    $ 2,400
                               =======      =======      =======       =======    =======
 Allowance for inventory
    obsolescence               $15,530      $  (454)     $    --       $ 3,597    $11,479
                               =======      =======      =======       =======    =======
Year ended December 31, 1992:
  Allowance for doubtful
    accounts                   $ 2,025      $ 2,251      $    --       $   923    $ 3,353
                               =======      =======      =======       =======    =======
 Allowance for inventory
    obsolescence               $ 5,635      $11,444      $    --       $ 1,549    $15,530
                               =======      =======      =======       =======    =======
Year ended December 31, 1991:
  Allowance for doubtful
    accounts                   $ 2,357      $    20      $    --       $   352    $ 2,025
                               =======      =======      =======       =======    =======
 Allowance for inventory
    obsolescence               $ 8,510      $ 1,614      $    --       $ 4,489    $ 5,635
                               =======      =======      =======       =======    =======

							                     ICN BIOMEDICALS, INC.
             Schedule X--Supplementary Income Statement Information
                                                                          (In thousands)
                                                  1993      1992      1991
                                                 ------    ------    ------

Maintenance and repairs                          $  909    $1,847    $1,820
                                                 ======    ======    ======
Advertising                                      $1,813    $2,486    $2,633
                                                 ======    ======    ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1994 annual meeting of stockholders. Reference is made to that portion of the Proxy Statement entitled "Information Concerning Nominees and Directors." Information regarding the Company's executive officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1994 Annual Meeting of Stockholders. Reference is made to that portion of the Proxy Statement entitled "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1994 Annual Meeting of Stockholders. Reference is made to that portion of the Proxy Statement entitled "Ownership of the Company's Securities."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated by reference to the Company's definitive Proxy Statement to be filed in connection with the Company's 1994 Annual Meeting of Stockholders. Reference is made to those portions of the Proxy Statement entitled "Executive Compensation" and "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

     Financial Statements of the Registrant are listed in the index to Consolidated Financial Statements and filed under Item 8, "Financial Statements and Supplementary Data", included elsewhere in this Form 10-K.

     2.  Financial Statement Schedules

     Financial Statement Schedules of the Registrant are listed in the index to Consolidated Financial Statements and filed under Item 8, "Financial Statements and Supplementary Data," included elsewhere in this Form 10-K.

     3.  Exhibits.

3.1 Certificate of Incorporation of Registrant, including all Amendments through March 13, 1987.*

3.2      Bylaws of Registrant, including all Amendments through September 23,
         1986.*

10.1 Exchange Agreement dated as of January 1, 1984 between Registrant and ICN (Exhibit 10.1 to Registration Statement No. 33-7613).*

10.2 Tax Sharing Agreement dated as of November 30, 1983 between Registrant and ICN (Exhibit 10.2 to Registration Statement No. 33-7613).*

10.3 1983 Employee Incentive Stock Option Plan (Exhibit 10.3 to Registration Statement No. 33-7613).*

10.4 1983 Non-Qualified Stock Option Plan (Exhibit 10.4 to Registration Statement No. 33-7613).*

10.5 Asset Purchase Agreement dated as of October 1, 1985 between Micromedic Systems, Inc. and ICN Pharmaceuticals, Inc (Exhibit 10.5 to Registration Statement No. 33-7613).*

10.6 Lease Agreement between Pennsylvania Business Campus Delaware, Inc. (Landlord) and ICN Micromedic Systems, Inc. (Tenant) dated April 9, 1986 (Exhibit 10.8 to Registration Statement No. 33-7613).*

10.7     Loan Agreement, dated as of July 1, 1986, between ICN
         Pharmaceuticals, Inc. and ICN Biomedicals, Inc. (Exhibit 10.9 to Registration Statement No. 33-7613).*

10.8 Amendment No. 1 to Loan Agreement, dated as of September 11, 1986, between ICN Pharmaceuticals, Inc. and ICN Biomedicals, Inc (Exhibit
         10.10 to Registration Statement No. 33-7613).*

10.9 Bio Capital Holding Trust Instrument between ICN Biomedicals, Inc., Ansbacher (C.I.) Limited and ICN Pharmaceuticals, Inc. dated as of January 26, 1987; Subscription Agreement between ICN Biomedicals, Inc., Ansbacher (C.I.) Limited, ICN Pharmaceuticals, Inc., Banque

         Gutzwiller, Kurz, Bungener S.A. and the other financial institutions named therein dated as of January 26, 1987; Exchange Agency Agreement between ICN Biomedicals, Inc., Banque Gutzwiller, Kurz, Bungener S.A. and the other financial institutions named therein dated as of January 26, 1987; and Guaranty between ICN Pharmaceuticals, Inc., and ICN Biomedicals, Inc. dated as of February 17, 1987 (Exhibit 10.1 to the Company's Form 10-Q for the quarter ended February 28, 1987).*

10.10 Exchange Agreement effective as of December 1, 1986 between ICN Biomedicals, Inc. and ICN Pharmaceuticals, Inc. (Exhibit 10.2 to the Company's Form 10-Q for the quarter ended February 28, 1987).*

10.11 1983 Employee Incentive Stock Option Plan, as amended (Exhibit 19.1 to the Company's Form 10-Q for the quarter ended May 31, 1989)*.

10.12    1983 Non-Qualified Stock Option Plan, as amended.*

10.13 Purchase and Sale Agreement between ICN Biomedicals, Inc. and Flow General, Inc. dated as of September 28, 1989 (Exhibit 2.1 to the Company's Form 10-Q for the quarter ended August 31, 1989)*.

10.14 Credit Agreement between ICN Biomedicals, Inc., Flow Laboratories, Inc., Flow Laboratories B.V. and First City, Texas-Houston, N.A. dated as of November 8, 1989.*

10.15 Amended and Restated Credit Agreement between ICN Biomedicals, Inc. and First City, Texas-Houston, N.A. dated as of November 30, 1990.*

10.16    Commitment Letter between ICN Biomedicals, Inc., ICN
         Pharmaceuticals, and First City, Texas-Houston, N.A. dated March 30, 1992.

10.17 Research and Development Agreement between ICN Biomedicals, Inc. and Viratek, Inc. dated January 1, 1992.*

10.18    1992 Employee Incentive Stock Option Plan.*

10.19    1992 Employee Non-Qualified Stock Option Plan.*

11       Statement re computation of per share earnings.

21       Subsidiaries of Registrant.

23       Consent of Coopers & Lybrand, Independent Auditor.



*  Incorporated by reference.

      59                        SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1994

                                    ICN BIOMEDICALS, INC.


                                    By  /s/  MILAN PANIC
                                    ------------------------------
                                            Milan Panic,
                                       Chairman of the Board
                                    and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    Date                   Signature                        Title
- --------------    ---------------------------     --------------------------


March 30, 1994    /s/  MILAN PANIC                Chairman of the Board
                  ---------------------------       and Chief Executive
                                                      Officer
                       Milan Panic


March 30, 1994    /s/  JOHN E. GIORDANI           Senior Vice President
                  ---------------------------       and Chief Financial
                                                      Officer
                       John E. Giordani


March 30, 1994     /s/ JEAN-FRANCOIS KURZ         Director
                  ---------------------------
                        Jean-Francois Kurz


March 30, 1994     /s/  ADAM JERNEY               Director
                   --------------------------
                        Adam Jerney


March 30, 1994     /s/  THOMAS LENAGH             Director
                   --------------------------
                        Thomas Lenagh

                           EXHIBIT INDEX

Exhibit
Number                  Description of Document
- -------                 -----------------------

  11         Statement re Computation of Per Share Earnings

  21         Subsidiaries of Registrant

  23         Consent of Coopers & Lybrand, Independent Auditor


EXHIBIT 11
             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

   The computations of net income (loss) per share for the years ended December 31, 1993, 1992 and 1991, respectively, are as follows:

                                      1993           1992           1991
                                 ------------   ------------   ------------

Primary:
Net income (loss)                 $ 1,762,000   $(87,420,000)  $(12,892,000)
                                  ===========   ============   ============
Average common shares outstanding  17,895,000     18,224,000     11,790,000
Dilutive common equivalent shares
  issuable upon the exercise of
  options and warrants currently
  outstanding to purchase common
  shares <F1>                          69,000             --             --
                                  -----------   ------------   ------------
                                   17,964,000     18,224,000     11,790,000
                                  -----------   ------------   ------------
Net income (loss) per share         $     .10      $   (4.80)      $  (1.09)
                                  ===========   ============   ============
Fully Diluted:
Net income (loss)                 $ 1,762,000   $(87,420,000)  $(12,892,000)
Add back: Interest expense,
  net of tax, applicable to
  convertible debt                    668,000        778,000        831,000
Accretion, net of tax, on Danish
  bonds acquired if debt converted    552,000        662,000      1,667,000
                                  -----------   ------------   ------------
                                  $ 2,982,000   $(85,980,000)  $(10,394,000)
                                  ===========   ============   ============
Average common shares outstanding  17,895,000     18,224,000     11,790,000
Dilutive common equivalent shares
  issuable upon the exercise of
  options and warrants currently
  outstanding to purchase common
  shares                               82,000         55,000        118,000
Shares issuable upon conversion
  of debt                           2,608,000      2,778,000      3,003,000
                                  -----------   ------------    -----------
                                   20,585,000     21,057,000     14,911,000
                                  ===========   ============    ===========
Net income (loss) per share         $    .14       $   (4.08)     $    (.70)
                                    ========       =========      =========

<F1>   Share amounts are not included in 1992 and 1991 because their effect is antidilutive.

EXHIBIT 21
                      SUBSIDIARIES OF THE REGISTRANT

        ICN Biomedicals, Inc. is incorporated in the State of Delaware. The following table shows the Company's significant subsidiaries as of March 30, 1994, the percentages of their voting securities (including directors' qualifying shares) owned by the Company, and the jurisdiction under which each subsidiary is incorporated.

                                                               Percentage
                                                                   of
                                                                 Voting
                                                               Securities
                                         Jurisdiction           Owned by
                                              of               Company or
Name                                     Incorporation         Subsidiary
- ----                                     -------------         ----------

ICN Biomedicals GmbH--Eschwege           Germany                   100
ICN Biomedicals Canada, Ltd.             Canada                    100
Flow Laboratories, Inc.                  Maryland, U.S.A.          100
ICN Biomedicals Australasia Pty Ltd.     Australia                 100
ICN Biomedicals Japan Co. Ltd.           Japan                     100
Amstelstad A.G.                          Switzerland               100
ICN Biomedicals B.V.                     Netherlands               100
ICN Biomedicals California, Inc.         California, U.S.A.        100
ICN Biomedicals, S.L.                    Spain                      95
(Laboratorios Hubber, S.A., owns 5%)
Labsystems Benelux B.V.                  Netherlands               100
Labsystems Benelux N.V.                  Belgium                   100
ICN Biomedicals, Ltd.                    Scotland                  100
ICN Biomedicals, GmbH                    Germany                   100
Labsystems GmbH                          Germany                   100
ICN France SARL                          France
Flow Laboratories B.V.                   Netherlands               100
Flow Laboratories (International) S.A.   Switzerland               100
Flow Trading A.G.                        Switzerland               100
ICN Biomedicals S.R.L.                   Italy                      95
(Flow Laboratories, B.V. owns 5%)
ICN Biomedicals N.V./S.A.                Belgium                   100

EXHIBIT 23
                      CONSENT OF INDEPENDENT AUDITORS



        We consent to the incorporation by reference of our report dated March 30, 1994 into the Company's previously filed Registration Statements on Form S-8 (File No.33-26170, 33-34943, and 33-60862), Form S-1 (File No.
33-14479), and Form S-3 (File No. 33-63162) on our audits of the consolidated financial statements and financial statement schedules of ICN Biomedicals, Inc. as of December 31, 1993 and 1992 and for the years ended December 31, 1993, 1992 and 1991, which report is included in this Annual Report on Form 10-K.






                                             COOPERS & LYBRAND

Los Angeles, California
March 30, 1994