Form 10-K/A
period 1993-12-31
ICN BIOMEDICALS INC
filed 1994-04-27
CIK 798166

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
           (AMENDMENT NUMBER 1 TO FORM 10-K FILED ON MARCH 31, 1994)
(MARK ONE)

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 545-0113
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                         ------------------------
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

     THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES ON MARCH 29, 1994 WAS APPROXIMATELY $13,012,000.

     THE NUMBER OF OUTSTANDING SHARES OF COMMON STOCK AS OF MARCH 29, 1994 WAS 9,033,623.

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1993 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED INTO PART III OF THIS REPORT BY REFERENCE.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

ITEM 10. INFORMATION CONCERNING NOMINEES AND DIRECTORS

     The current Board of Directors consists of four members: Messrs. Jerney, Kurz, Lenagh and Panic, all of whom are standing for re-election. The four nominees were elected at the 1993 Annual Meeting of Stockholders. The names of the four nominees for election as directors are listed below, together with certain personal information, including the present principal occupation and recent business experience of each.

                                                         YEAR
    NAME, PRINCIPAL OCCUPATION AND BUSINESS            COMMENCED
                  EXPERIENCE                     AGE    SERVING    OTHER CORPORATE DIRECTORSHIPS
- - -----------------------------------------------  ---   ---------   -----------------------------
Adam Jerney                                      51       1992     ICN Pharmaceuticals, Inc.;
 Mr. Jerney served as the Company's Chief                          SPI Pharmaceuticals, Inc.;
 Executive Officer from October 1992 until                         Viratek, Inc.
 March 4, 1993, when Mr. Panic returned as
 Chief Executive Officer of the Company, ICN,
 Viratek and SPI. Mr. Jerney also served as
 President and Chief Executive Officer of ICN
 and SPI from July 1992 and Chief Executive
 Officer of Viratek from July 1992 through
 March 4, 1993 when Mr. Panic returned to the
 Company. He is President of SPI. Mr. Jerney
 has served as director of the Company, ICN,
 Viratek and SPI since July 1992. He joined ICN
 in 1973 as Director of Marketing Research in
 Europe, and assumed the position of general
 manager of ICN Netherlands in 1975. In
 December 1978, he was appointed President of
 the European Pharmaceutical Group. In May
 1981, he was elected Vice President-Operations
 and in March 1987, President of SPI. Prior to
 joining ICN he spent four years with F.
 Hoffmann-LaRoche & Company.
Jean-Francois Kurz (a)                           60       1989
 Mr. Kurz has been a board member of the
 Company since October 1989. He is currently a
 director of Banque Pasche S.A., Geneva. From
 1990 to 1992 he was a member of the Board of
 Directors and the Executive Committee of the
 Board of DG Bank Switzerland Ltd. From 1988 to
 1989, he served as a General Manager of TDB
 American Express Bank of Geneva. From 1969 to
 1988, Mr. Kurz was Chief Executive Officer of
 Banque Gutzwiller, Kurz, Bungener S.A. in
 Geneva.
Thomas H. Lenagh (b)(c)                          73       1989     Adams Express Company; U.S.
 Mr. Lenagh is an independent financial                            Life Corporation; SCI
 advisor. He was Chairman of the Board of                          Systems, Inc.; Gintel Funds;
 Greiner Engineering, Inc. from 1982 until                         Irvine Sensors, Inc.; CML,
 1985. He served as Financial Vice President to                    Inc.; Clemente Global Funds,
 the Aspen Institute from 1978 until 1980, and                     Rexhall, Inc.; MTC
 since then as an independent financial                            Electronics; Franklin Quest.
 consultant to the Aspen Institute. From 1964
 to 1978 he was Treasurer of the Ford
 Foundation. He served as a director of ICN
 Pharmaceuticals, Inc. ("ICN") from 1979 to
 April 1989.

                                                         YEAR
    NAME, PRINCIPAL OCCUPATION AND BUSINESS            COMMENCED
                  EXPERIENCE                     AGE    SERVING    OTHER CORPORATE DIRECTORSHIPS
- - -----------------------------------------------  ---   ---------   -----------------------------
Milan Panic (a)                                  64       1983     ICN Pharmaceuticals, Inc.;
 Mr. Panic has been the Chairman of the Board                      SPI Pharmaceuticals, Inc.;
 and Chief Executive Officer of the Company                        Viratek, Inc.
 since its inception in 1983. Mr. Panic is the
 founder of ICN, of which the Company is a
 majority-owned subsidiary, and has been
 Chairman of the Board, President and Chief
 Executive Officer of ICN since ICN's inception
 in 1960, except he did not serve as President
 from October 1979 to June 1980 and from July
 14, 1992 through March 4, 1993 he was on leave
 of absence from the Company while serving as
 Prime Minister of Yugoslavia. Mr. Panic is
 also Chairman of the Board and Chief Executive
 Officer of SPI Pharmaceuticals, Inc. ("SPI"),
 an ICN subsidiary, and Chairman of the Board
 and Chief Executive Officer of Viratek, Inc.
 ("Viratek"), and ICN subsidiary, and a
 Director of a joint venture ICN Galenika and
 may be deemed to be a " control person" of ICN
 and of the Company.

     None of the proposed nominees is related by blood or marriage to one another, or to an executive officer of the Company.
- - ---------------

(a) Member of the Executive Committee of the Board of Directors.

(b) Member of the Audit Committee of the Board of Directors.

(c) Member of the Compensation and Stock Option Committee of the Board of Directors.

COMPENSATION OF DIRECTORS

     Members of the Board of Directors, other than Mr. Panic and Mr. Jerney, were paid an annual fee of $20,000 in 1993. In addition, all members other than Mr. Panic and Mr. Andrea received fees in the amount of $500 per Board meeting and $300 per Committee meeting actually attended, and were reimbursed for their out-of-pocket expenses.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Such officers, directors and shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were acquired for those persons, the Company believes that during fiscal year 1993 all filing requirements applicable to its officers, directors and ten percent beneficial owners were timely satisfied.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation paid by the Company during the twelve months ended December 31, 1993, to the Chief Executive Officer and the four most highly compensated executive officers of the Company for services rendered in all capacities for 1993, 1992, and 1991.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                              COMPENSATION
                                                                            -----------------
                                                  ANNUAL COMPENSATION                 PAYOUTS
                                              ---------------------------   AWARDS    -------
                                                             OTHER ANNUAL   -------    LTIP      ALL OTHER
  NAME AND PRINCIPAL                                         COMPENSATION    STOCK    PAYOUTS   COMPENSATION
       POSITION         YEAR   SALARY ($)     BONUS ($)          ($)        OPTIONS     ($)     ($)(1)(2)(3)
- - ----------------------  ----   ----------     ----------     ------------   -------   -------   ------------
Milan Panic             1993     535,000              --                     60,000                39,262
CEO                     1992     535,000      $5,675,000                                           39,041
                        1991     535,000         150,000                                            1,458
Adam Jerney             1993     380,000          38,100
CEO                     1992     321,821(4)      370,000(4)                 100,000                18,438
                        1991     244,799(4)      156,150(4)                                         6,421
Bill MacDonald          1993     200,000(5)           --                     50,000                 4,497
                        1992     168,322(5)       90,000(4)                                         4,659
                        1991     157,310(5)      190,000(4)                                         4,237
Fred Andrea             1993     199,509              --                         --                 3,854
                        1992            (5)             (5)                  25,000
                        1991     190,000              --                         --
Richard M. Fallis       1993     272,242              --                     33,976                 3,854
                        1992     160,000           3,000                     25,000                 4,729
                        1991     155,000           3,896                         --                 4,883

- - ---------------

(1) Excludes certain personal benefits such as medical insurance and life insurance which, after reasonable inquiry, the Company is unable to determine specifically or with precision, but which do not, in any event, exceed for any person $50,000 or 10% of the total compensation reported as salary and bonus for any person.

(2) ICN entered into certain Change-in-Control Employment Agreements in 1993. Additionally, in the three year period 1993, 1992 and 1991 Mr. Milan Panic realized $4,643,750, $6.030,112 and $1,461,306 on sales of ICN, SPI and
     Viratek common stock respectively. Mr. Adam Jerney realized $2,640,239, $365,577 and $2,167,822 on sales of ICN and SPI common stock respectively. Mr. Fred Andrea realized $54,901 and $274,514 on sales of ICN and the Company's common stock respectively in the same three year period. Mr. Richard M. Fallis realized $105,850, $94,068 and $147,412 on sales of ICN, SPI and Viratek respectively in the same three year period. These stock option gains are not disclosed in the "All Other Compensation" column.

(3) Includes amounts paid as matching contributions to the Company's 401(k) plan.

(4) Mr. Adam Jerney was Chief Executive Officer of the Company from July 15, 1992 through March 4, 1993. His compensation was paid by SPI
     Pharmaceuticals, Inc. an affiliate of the Company.

(5) Mr. Bill MacDonald, President since March 1993 was paid by ICN.

(6) Mr. Andrea was compensated in 1992 by ICN, $190,000 in salary. Mr. Andrea will be retiring from the Company on June 7, 1993.

     In July 1992, Milan Panic, Chairman of the Board, and Chief Executive Officer of the Company, with the approval of ICN's Board of Directors, became Prime Minister of Yugoslavia and was granted a paid leave of absence from all duties to the Company while retaining his title as Chairman of the Board. Mr. Panic and ICN entered into a Leave of Absence and Reemployment Agreement which contained mutual obligations, requiring, among other things, that ICN and the Company reemploy Mr. Panic and that Mr. Panic return to his previous positions with ICN and its subsidiaries. Mr. Panic was succeeded as Prime Minister on March 4,

1993, and pursuant to the Leave of Absence and Reemployment Agreement, returned to his duties at the Company as well as ICN and its other subsidiaries.

     On April 1, 1992 the Board of Directors of ICN granted Mr. Panic a bonus of 200,000 shares of SPI common stock for his extraordinary efforts in completing the ICN Galenika transaction. The value at the date of grant was $5,375,000. Mr. Panic sold the shares during 1993 for a realized value of $4,005,000.

     Mr. Milan Panic, Chairman of the Board and Chief Executive Officer, returned to the Company on March 4, 1993 as well as to ICN, SPI and Viratek. His compensation was paid by ICN.

COMPENSATION PURSUANT TO PLANS

  Stock Option Plan

     At December 31, 1993, under the Company's 1983 Incentive Stock Option Plan ("1983 ISO Plan") (which terminated in 1993) options for 433,360 shares were outstanding and exercisable (at prices ranging from $0.83 to $10.50 per share). There were no exercises in 1993.

     Pursuant to the 1983 Non-Qualified Stock Option Plan ("1983 Plan"), as of December 31, 1993 there were options for 323,970 outstanding (at prices ranging from $0.83 to $7.50 per share) of which 199,165 are currently exercisable. During 1993, 4,800 shares were exercised at an average price of $4.125 per shares.

     At December 31, 1993, under the Company's 1992 Incentive Stock Option Plan ("1992 Plan") options for 418,750 shares were outstanding (at a price of $3.25 per share) of which 10,000 are currently exercisable. During 1993 there were no exercises.

     At December 31, 1993, under the Company's 1992 Non-Qualified Stock Option Plan ("1992 Plan"), options for 500,000 shares were outstanding (at prices ranging from $3.25 to $7.00 per share) of which there are currently 132,500 shares exercisable. During 1993 there were as no exercises.

     Pursuant to the terms of an individual grant of stock options to Milan Panic, Chairman of the Board, which was approved by stockholders in 1988 and 1992, 600,000 shares are outstanding, all of which are exercisable at a price of $6.125 to $7.00 per share.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL
                                                                                             REALIZABLE VALUE
                                                                                                AT ASSUMED
                                                       % OF TOTAL                            ANNUAL RATES OF
                                                        OPTIONS                                STOCK PRICE
                                                      EXTENDED TO                            APPRECIATION FOR
                                            OPTIONS   EMPLOYEES IN   EXERCISE   EXPIRATION   OPTION TERMS(1)
                   NAME                     GRANTED   FISCAL YEAR     PRICE        DATE            ($)
- - ------------------------------------------  -------   ------------   --------   ----------   ----------------
Milan Panic...............................   60,000        12%         3.25        2003           60,600
Bill MacDonald............................   50,000        10%         3.25        2003           50,500
Peter Coggins.............................   20,000         4%         3.25        2003           20,200

- - ---------------

(1) Assumed rates of appreciation are not necessarily indicative of future stock performance. The potential realizable value at assumed annualized rates of stock price appreciation is based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on arbitrary assumptions as to variables such as interest rates, stock price volatility and future dividend yield.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information with respect to (i) stock option exercises by the named executive officers and (ii) unexercised stock options held by the named executive officers at December 31, 1993.

                                                            NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                   SHARES                     STOCK OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                  ACQUIRED     VALUE          DECEMBER 31, 1993          DECEMBER 31, 1993($)(2)
                                     ON       REALIZED   ---------------------------   ---------------------------
             NAME                 EXERCISE     ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- - -------------------------------  ----------   --------   -----------   -------------   -----------   -------------
Milan Panic....................        --         --       400,000        260,000            -0-        $75,000
Adam Jerney....................        --         --        25,000         75,000         18,750         56,250
Fred Andrea....................        --         --        36,250         29,750            -0-            -0-
Bill A. MacDonald..............        --         --         9,900         52,500            -0-         62,500
Richard Fallis.................     4,800         --        35,000         55,000            -0-         37,500
Peter Coggins..................        --         --        25,000         35,000            -0-         25,000

- - ---------------

(1) Difference between the fair market value of Biomedicals common stock and the exercise price at the date of exercise.

(2) Difference between the fair market value of Biomedicals common stock at December 31, 1993 and the exercise price.

DEFERRED COMPENSATION PLAN

     During 1985, the Company's parent, ICN, adopted a four year executive plan ("the Plan") available to officers and certain key employees of ICN or any of its subsidiaries, including the Company, with benefits commencing at death or, if the participant is at least 55 years of age and has participated in the Plan for at least 10 years, on retirement. The four year term ended May 1, 1989. Participants in the Plan had to be key employees earning $40,000 or more as a base salary who elected to participate for either a two or four year period. Each participant in the Plan was required to execute a salary deferral agreement, which provided that the participant's compensation from the Company would be reduced by a specified percentage, which amount would not be less than $2,000 per year nor more than 50% of covered salary (including bonuses, if any). The Company contributed an annual amount not greater than 5% of the participant's base annual salary.

     A retiring participant receives his account balance (his contributions plus the Company's contributions) together with interest and may elect to delay receiving payments. The payments are normally made in monthly installments unless the balance at time of retirement is less than $25,000. The minimum number of such installments a participant may elect is 180, the maximum 300. If a participant dies prior to retirement, such participant's designated beneficiary receives the greater of such participant's account balance, with interest at Moody's plus 3%, or ten times the participant's contributions for the prior year, with interest at Moody's plus 3%. The beneficiary may elect a lump sum payment or up to 180 monthly payments. If a participant becomes disabled prior to retirement, such participant will receive an annual benefit equal to one and one-half times the amount of such participant's annual deferral, and the Company pays the regular retirement benefit commencing at age
65. Finally, if a participant terminates employment with the Company for any other reason, such participant receives his contributions plus the vested portion of the Company's contributions, with interest calculated based on years of participation. The Company's contribution vests for this purpose based upon the participant's years with the Company as follows: 40% vests after four years of employment, followed by 10% additional vesting per year until 100% is vested after 10 years. The interest is calculated as follows: one year in plan, no interest; two to four years, Moody's; five to six years, Moody's plus 1%; seven to 10 years; Moody's plus 2%; and after 10 years, Moody's plus 3%. Payment of the amount due is made as follows: if under $25,000 owed, a lump sum payment within 90 days; if $25,000-$50,000, 120 monthly payments; if over $50,000, 180 monthly payments.

     The present value of benefits expected to be paid is being accrued with interest. In 1993, 1992 and 1991, $114,000 and $152,001 was accrued pursuant to the agreements for all participating employees as a group, respectively. Of these numbers $48,000, $24,000 and $55,000 was accrued for fiscal 1993, 1992 and 1991, respectively, for all current executive officers.

CHANGE IN CONTROL EMPLOYMENT AGREEMENTS

     On March 18, 1993, the Board of Directors of ICN adopted Employment Agreements ("Employment Agreements") which contain "change in control" benefits for seven key senior executive officers of ICN and its subsidiaries. The executives include Mr. Jerney, Mr. John E. Giordani, Mr. Richard M. Fallis (who recently retired from the Company on February 28, 1994) and Mr. Bill MacDonald, officers of the Company.

     The Employment Agreements are intended to retain the services of these executives and provide for continuity of management in the event of any actual or threatened change in control. Each agreement has an initial term of three years and is automatically extended for one year terms unless either the employee or ICN elects not to extend it (provided that any notice by ICN or the Company not to extend the agreement cannot cause the agreement to be terminated prior to expiration of the third anniversary of the date of any change in control). These Employment Agreements provide that each executive shall receive severance benefits equal to three times salary (and certain other benefits) if following a change in control of the Company or a subsidiary, as the case may be, the executive's employment is terminated without cause, the executive terminates employment for certain enumerated reasons (including a significant reduction in the executive's compensation, duties, title or reporting responsibilities or a change in the executive's job location) or the executive leaves ICN or the Company for any reason or without reason during a 60 day period commencing six months after the change in control. The executive is under no obligation to mitigate amounts payable under the Employment Agreements.

     For purposes of the Employment Agreements, a "Change in Control" means any of the following events: (i) the acquisition (other than from ICN or the Company) by any person, subject to certain exceptions, of beneficial ownership, directly or indirectly, of 20% or more of the combined voting power of ICN's or the Company's then outstanding voting securities; (ii) the existing Board of Directors cease for any reason to constitute at least two-thirds of the Board, unless the election, or nomination for election by ICN's or the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the existing Board of Directors; or (iii) approval by stockholders of ICN or the Company of (iv) a merger or consolidation involving ICN or the Company if the stockholders of ICN or the Company, immediately before such merger or consolidation, do not, as a result of such merger or consolidation, own, directly or indirectly, more than eighty percent of the combined voting power of the then outstanding voting securities of ICN or the Company resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities of ICN or the Company outstanding immediately before such merger or consolidation, or (v) a complete liquidation or dissolution of ICN or the Company or an agreement for the sale or other disposition of all or substantially all of the assets of ICN or the Company. Removal of ICN's or the Company's Board of Directors would constitute a change in control under the Employment Agreements.

     If all of the employees of the Company, including Mr. Panic, who have entered into Employment Agreements were to receive change in control payments in 1993, the total amount that would be payable under those Employment Agreements aggregates approximately $6,883,064 (based on present compensation and excluding certain non-cash benefits which would be received).

COMPENSATION REPORT

     In 1993 the Compensation Committee ("Committee") was composed of two independent non-employee directors, Mr. Lenagh and Mr. Dale. Mr. Dale passed away at the end of 1993. A new member of the committee will be appointed at the next board meeting.

     The following statement made by the members of the Committee shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

     Compensation Philosophy

     The Board of Directors adopts an annual and financial plan which incorporated the goals and objectives to be achieved by the Company and the specific operating units. The goals focus on growth in operating income and growth in earnings per share. Each executive is responsible for the performance of their unit in relation to the plan. Specific goals and objectives for each executive are reviewed by the executive and their supervisor. In reviewing the annual performance which will determine the executive's compensation, the supervisor assesses a performance grade based on the pre-set performance objectives. This assessment is used to determine base salary for the following fiscal year. The salaries and bonuses of Mr. Panic, Chief Executive Officer, and Mr. MacDonald, President, were paid and charged to the Company by ICN and reviewed by the ICN Compensation Committee. The members of the ICN Compensation Committee are different individuals than those on the Committee, although the criteria used by them to determine compensation are the same. With respect to ICN, eligibility for bonus awards for Mr. Panic, Mr. Giordani and Mr. MacDonald was based on the pre-set performance guidelines and growth in operating income and earnings per share. However, payment of bonuses may be paid even when these objective standards are not met if specific contributions by an employee merit a bonus or the reason for failure to meet the objective standards are beyond the control of the Company and/or the employee. Growth in earnings per share goals for the Company were not met in 1992, primarily due to a restructuring of the Company. No bonuses were paid to executives in 1993 as the performance goals of the Company were not met. Stock options are granted based on a program developed for the Company by Towers Perrin, a compensation consulting company. Each individual's base number of options is derived from a formula which ties to their base salary. The Committee may then consider the achievement of individual as well as corporate performance goals in determining the ultimate number of options granted.

     The compensation of executives consists of salary, a bonus plan to reward performance and a long-term incentive stock option program.

     Base Salary

     Salaries are paid within certain grades which are established by the Human Resources Department reviewing data of other like companies in the same industry. The Company reviewed salary surveys prepared by Coopers & Lybrand and Towers Perrin. These surveys did not state which companies participated in the surveys. The salary levels were in the median range of compensation for similar positions. Grades are updated to reflect changes in the marketplace. The salaries of executives are reviewed on an annual basis by supervisory managers and the Committee.

     Bonus Plan

     During 1988, the Company adopted an Incentive Bonus Plan which is based on target goals of growth in both operating income and earnings per share. Individual performance goals are compared against the target goals established. Recommendations are made by individual supervisors and approved by the Committee.

     Long-Term Stock Incentive Plans

     Stock options are granted as long range incentives to executives. Options vest over a ten year period. Options are granted at fair market value. The amount of options granted is tied to salary and performance and each grant is evaluated. No grant to executives is automatic.

     Base Salary

     Salaries are paid within certain grades which are established by the Human Resources Department reviewing data of other like companies in the same industry. Grades are updated to reflect changes in the marketplace. Normally, executives are reviewed annually; however, in 1992, only certain executives were reviewed with an eye to retaining them as in 1992 performance of the Company was below expectations in 1993 executives base salaries were not reviewed due to the Companies' performance.

     Bonus Plan

     The Company adopted a bonus plan in 1993 which is directly tied to results of operations and if results are achieved a portion of the operating profit will accrue to the bonus pool. Individual performance of key employees is evaluated and employees are rewarded within stated guidelines.

     Long-Term Stock Incentive Plans

     Stock options are granted as long range incentives to executives. Options generally vest over a ten year period. Options are granted at fair market value at the time of grant. The amount of options granted is tied to salary and performance and each grant is evaluated. No grant is automatic other than yearly grants pursuant to a provision of the 1992 Non-Qualified Stock Option Plan which provides for automatic non-discretionary annual grants to outside directors. Currently this grant is fixed as an option for 10,000 shares of common stock to be granted on the first business day following the day of each respective annual meeting.

     The Committee determines the compensation of the Chief Executive Officer based on a number of factors. The goal of the Committee is to grant compensation consistent with compensation granted to other chief executive officers of companies in the same industry. The Chief Executive Officer's compensation is comprised of a base salary and based on the Company's performance special one-time bonuses will be paid, at the Committee's discretion, based on special contributions made to the Company. Mr. Milan Panic is compensated by ICN pursuant to an employment agreement with ICN (see "Executive Compensation"). Substantial bonuses are approved by the Board of Directors. With respect to Mr. Jerney, when he became Chief Executive Officer of the Company during Mr. Panic's paid leave of absence, Mr. Jerney's compensation was increased based on a salary survey conducted at the time by the Committee of other chief executive officers' compensation.

                                        Compensation and Stock Option Committee
                                        Thomas H. Lenagh

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None.

                               PERFORMANCE GRAPH
                            CUMULATIVE TOTAL RETURN
           BASED ON REINVESTMENT OF $100 BEGINNING DECEMBER 31, 1988

                                                               CUSTOM
                                ICN BI-                       COMPOSITE
      MEASUREMENT PERIOD       OMEDICALS                      INDEX (9
    (FISCAL YEAR COVERED)        INC.          S&P 500         STOCKS)
    ---------------------      ---------       -------        ---------
DEC-88                           100             100             100
DEC-89                            92             132             133
DEC-90                            65             128             170
DEC-91                            56             166             265
DEC-92                            33             179             237
DEC-93                            41             197             221

The 9-Stock Custom Composite Index includes Abbott Labs Inc., Bio Rad Labs Inc. -- Class A, Diagnostic Products Corp., Dynatect Corp., Life Technologies Inc, Sigma Aldrich Corp., Whittaker Corp., Applied Biometrics Inc., and Smithkline Beecham Plc ADR.

ITEM 12. OWNERSHIP OF THE COMPANY'S SECURITIES

PRINCIPAL STOCKHOLDER

     As of March 31, 1994, the following stockholder was known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock:

                     NAME AND ADDRESS                   NUMBER OF SHARES      PERCENT OF CLASS
                    OF BENEFICIAL OWNER                BENEFICIALLY OWNED       OUTSTANDING
                    -------------------                ------------------     ----------------
        ICN Pharmaceuticals, Inc.                         6,257,631(1)               69%
        3300 Hyland Avenue
        Costa Mesa, California 92626

- - ---------------

(1) Total outstanding shares for purposes of this table include 9,033,623 shares outstanding on May 2, 1994.

(2) ICN has sole voting and investment power with respect to the shares shown. ICN, the Company's parent, is a Delaware corporation which is engaged primarily in the development, manufacture and sale of pharmaceutical and biomedical products and services.

SECURITIES OWNERSHIP BY MANAGEMENT

     The following table sets forth, as of December 31, 1993, the number of shares of Common Stock of the Company and ICN beneficially owned by each director and nominee for director of the Company, each of the executive officers named on page 6 and all directors and officers of the Company as a group:

                                              NUMBER OF                    NUMBER OF
                                             SHARES AND                    SHARES AND
                                              NATURE OF                    NATURE OF
                                             BENEFICIAL                    BENEFICIAL
                                            OWNERSHIP OF                   OWNERSHIP
                                            THE COMPANY'S    PERCENTAGE      OF ICN      PERCENTAGE
         IDENTITY OF OWNER OR GROUP        COMMON STOCK(1)    OF CLASS    COMMON STOCK    OF CLASS
    -------------------------------------  ---------------   ----------   ------------   ----------
    Milan Panic..........................     423,867(2)             %       533,008              %
    Francis L. Dale......................       2,500(3)       (4)                 0        (4)
    Adam Jerney..........................      25,000(5)       (4)            57,500(6)     (4)
    Jean-Francois Kurz...................       7,000(7)       (4)                 0        (4)
    Thomas H. Lenagh.....................      27,000(8)       (4)                 0        (4)
    Bill MacDonald.......................      16,400(9)                      12,858(10)
    Fred Andrea..........................      77,502(11)      (4)                37        (4)
    Richard M. Fallis....................       3,500(12)      (4)                 0        (4)
    All officers and directors as a group
      (10 persons).......................     657,644(13)          6.8%       618,187(14)        3.0%

- - ---------------

 (1) Except as indicated otherwise in the following notes, shares shown as beneficially owned are those as to which the named persons possess sole voting and investment power. However, under the laws of California and certain other states, personal property owned by a married person may be community property which either spouse may manage and control, and the Company has no information as to whether any shares shown in this table are subject to community property laws. Shares shown are shares subject to options exercisable within 60 days following December 31, 1993.

 (2) Does not include 1,349 shares indirectly held for which Mr. Panic disclaims ownership.

 (3) Represents 2,500 shares of common stock which Mr. Dale's estate holds in the form of currently exercisable stock options. Mr. Dale is deceased.

 (4) Less than 1%.

 (5) Represents 25,000 shares of Common Stock which Mr. Jerney holds in the form of currently exercisable stock options.

 (6) Represents 37,500 shares of Common Stock which Mr. Jerney holds in the form of currently exercisable stock options.

 (7) Represents 7,000 shares of Common Stock which Mr. Kurz holds in the form of currently exercisable stock options.

 (8) Represents 7,000 shares of Common Stock which Mr. Lenagh holds in the form of currently exercisable stock options.

 (9) Represents 9,900 shares of Common Stock which Mr. MacDonald holds in the form of currently exercisable stock options.

(10) Represents 36,250 shares of Common Stock which Mr. Andrea holds in the form of currently exercisable stock options.

(11) Represents 6,250 shares of Common Stock which Mr. MacDonald holds in the form of exercisable stock options.

(12) Represents 35,000 shares of Common Stock which Mr. Fallis holds in the form of currently exercisable stock options.

(13) Includes 579,525 shares which certain directors and executive directors have a right to acquire upon the exercise of currently exercisable stock options.

(14) Includes 15,244 shares of ICN which certain directors and executive officers have a right to acquire upon the exercise of currently exercisable stock options.

ITEM 13. CERTAIN TRANSACTIONS

     In October 1984, ICN, Viratek and SPI formed an Oversight Committee to review transactions between or among the corporations. In October 1986, a representative of the Company joined the Oversight Committee. For additional information regarding that Committee, see "Information Concerning Nominees and Directors -- Committees and Meetings of the Board of Directors."

     Effective December 1, 1986, ICN and its affiliates have adopted an investment policy covering intercompany advances and interest rates, and the type of investment acquisitions (marketable equity securities, high-yield bonds, etc.) to be made by ICN and its affiliates. As a result of this policy, excess cash held by the Company is transferred to ICN and in turn, invested by ICN and cash advances have been made by ICN to the Company to fund acquisitions and certain other transactions. ICN charges interest at the prime rate plus 1/2% and credits interest at the prime rate less 1/2% on the amounts invested or advanced. Interest (income) expense, related to this balance was $420,000, $314,000, and ($218,000) for 1993, 1992 and 1991, respectively, at average interest rates of approximately 6.5%, 6.75%, and 7.9%, respectively.

     In accordance with this investment policy, the Company advanced the net proceeds of the Company's Bio Capital Holding Swiss Franc public offering, completed in February 1987, to ICN. These advances are payable to the Company by ICN in Swiss Francs. At March 1, 1991 the Company converted to an advance due from ICN of SFr.14,386,000 into $10,849,000. As a result of this change, the Company removed the hedge from its Swiss franc liability and recorded translation gains of $151,000, $758,000 and $170,000 in 1993, 1992 and 1991,
respectively.

     On September 24, 1990, ICN Pharmaceuticals, Inc. issued 123,750 shares of ICN Biomedicals, Inc. registered Common Stock owned by ICN to DG Bank in payment of costs incurred by the Company totaling SFr 985,350 ($772,200) in connection with the amendment to certain terms of the 5 1/2% Swiss Franc Exchangeable Certificates. These costs were charged to the Company by ICN.

     In connection with the acquisition of Flow, the Company obtained a $27,000,00 revolving line of credit from First City. As of November 30, 1990, the loan agreement was amended to provide for a Revolving Credit Facility of $10,000,000 and Term Loan Facility of $10,500,000. As of December 31, 1991, the outstanding balances were $10,000,000 and $6,300,000, respectively. At March 30, 1992, First City issued a commitment for the restructuring of the existing First City debt whereby ICN became primarily liable for the debt and Biomedicals became a guarantor of the debt. Biomedicals transferred the oustanding balance of the debt ($13,072,000 plus accrued interest) to ICN as of April 1, 1992. Terms of the commitment eliminated the Company's maintenance of certain financial ratio covenants. Substantially all of the Company's domestic assets remained pledged as collateral. The debt was repaid in full by ICN on December 3, 1992 pursuant to a repayment schedule and all pledges were extinguished.

     On January 1, 1992, the Company and Viratek entered into an agreement whereby Viratek performs Biomedicals' research and development and the Company retains a right of first refusal to marketing and distribution rights. Viratek will receive a royalty on developed products. Products being developed on or prior to January 1, 1992, remain with the Company.

     On March 31, 1992, the Company transferred $2,711,184 of debt owed Skopbank of Finland to ICN for 500,334 shares of the Company's common stock at $5.42, the closing market price on March 31, 1992 less a 15% discount. ICN became primarily liable for the debt and the Company became primary guarantor.

     On March 31, 1992, the Company issued 892,703 shares of its common stock at $5.42, the closing market price on March 31, 1992 less a discount of 15% in exchange for the retirement of $4,837,000 of intercompany debt owed to ICN Pharmaceuticals, Inc.

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

     On August 30, 1992, the Company issued 300,000 shares of a new series "A" of the Company's non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $30,000,000 to ICN. In exchange, ICN delivered 4,983,606 shares of the Company's common stock that ICN owned and exchanged intercompany debt owed to ICN by the Company in the amount of $11,000,000. On August 30, 1993, the Company issued 390,000 shares of a new series "B" of the Company's non-convertible, non-voting, preferred stock valued pursuant to a fairness opinion, at $32,000,000 to ICN. In exchange, ICN delivered to the Company 8,384,843 shares of the Company's common stock that ICN owned. Subsequent to the exchange, the Company had 9,033,623 common shares issued and outstanding. Subject to declaration by the Company's Board of Directors, the new series "A" preferred stock pays an annual dividend of $8, noncumulative, payable quarterly and the new series "B" preferred stock pays an annual dividend of $10, noncumulative, payable quarterly. Both series "A" and "B" preferred stock become cumulative in respect to dividends upon certain events deemed to be a change in control, as defined by the certificates of designation. The series "B" preferred dividends are subject to the prior rights of the holders of the series "A" preferred stock and any other preferred stock ranking prior to the series "B" preferred. The series "A" preferred stock is senior in ranking to the series "B" preferred stock and the series "B" preferred stock is senior to the Company's common stock as to voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, after payment or provision for payment of the debts and other liabilities of the Company. The holders of the series "A" preferred shares are entitled to receive an amount in cash or in property, including securities of another corporation, equal to $100 per share in involuntary liquidation or $106 per share in voluntary liquidation prior to August 31, 1994 and declining ratably per year to $100 per share after 1998, plus dividends, in the event dividends have become cumulative. The holders of the series "B" preferred shares are entitled to receive an amount in cash or in property, including securities of another corporation equal to $100 per share in voluntary or involuntary liquidation, plus dividends, in the event dividends have become cumulative. The series "A" and "B" preferred shares are redeemable, for cash or property, including securities of another corporation, in whole or in part, at the option of the Company only, subject to approval by a vote of a majority of the independent directors of the Company. The series "A" preferred shares are redeemable at $106 per share prior to August 31, 1994 and declining ratably per year to $100 in 1998, plus dividends, in the event dividends have become cumulative. The series "B" shares are redeemable at $100 per share, plus dividends, in the event dividends have become cumulative. There were no dividends declared on the Series "A" or Series "B" preferred stock during 1993.

     The Company subleases space on a month-to-month basis in Costa Mesa, California, pursuant to an oral lease with ICN at an annual rental of $310,000, which rental was determined under a formula based on a proportionate usage of the facility by various ICN subsidiaries and affiliates.

     Costs for certain common services at the Company's subleased space in Costa Mesa, California, such as maintenance, food services and personnel, are incurred by SPI, a co-tenant, and allocated to Biomedicals based upon services utilized.

     Management of the Company believes that the foregoing transactions with ICN and ICN affiliates have been effected on terms no more or less favorable than could be obtained from third parties. Any future material transactions between the Company and its officers, directors, principal stockholders or affiliates will be effected only on terms which disinterested directors will have determined to be no more or less favorable to the Company than could be obtained from third parties, and the Company does not expect that any preference will be given to the interests of the Company or its affiliates. However, there can be no assurance that the terms of the foregoing transactions or the future development of ICN or other ICN affiliates will not adversely affect the prospects of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ICN BIOMEDICALS, INC.
                                          Registrant

Date: April 27, 1994

                                          By:        /s/ MILAN PANIC
                                                        Milan Panic
                                                 Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                 TITLE                    DATE
- - -----------------------------------------------  ------------------------------  ---------------
                       /s/ MILAN PANIC           Chairman of the Board and        April 27, 1994
                  Milan Panic                    Chief Executive Officer
                   /s/ JOHN E. GIORDANI          Senior Vice President and        April 27, 1994
               John E. Giordani                  Chief Financial Officer
                 /s/ JEAN-FRANCOIS KURZ          Director                         April 27, 1994
              Jean-Francois Kurz
                       /s/ ADAM JERNEY           Director                         April 27, 1994
                  Adam Jerney
                     /s/ THOMAS LENAGH           Director                         April 27, 1994
                 Thomas Lenagh