Form 10-Q
period 1994-03-31
ICN BIOMEDICALS INC
filed 1994-05-13
CIK 798166

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
(Mark One)

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

                                    OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      SECURITIES EXCHANGE ACT OF 1934

                     Commission file number:    1-9934

                            ICN BIOMEDICALS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                 Delaware                      33-0004340
     ------------------------------          ----------------
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification)

                            3300 Hyland Avenue
                        Costa Mesa, California  92626
                 ----------------------------------------
                 (Address of principal executive offices)

                                 714 545-0100
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]    No  [  ]

The number of outstanding shares of the Company's Common Stock, $.01 Par value, as of May 8, 1994 was 9,033,623.

                           ICN BIOMEDICALS, INC.

                                   INDEX



PART I -- FINANCIAL INFORMATION
                                                                 Page
                                                                Number
                                                                ------
Financial Information (unaudited):

Consolidated Condensed Balance Sheets -
   March 31, 1994 and December 31, 1993                             3

Consolidated Condensed Statements of Operations -
   For the three months ended March 31, 1994 and 1993               4

Consolidated Condensed Statements of Cash Flows -
   For the three months ended March 31, 1994 and 1993               5

Management's Statement Regarding Unaudited Consolidated
   Condensed Financial Statements                                   6

Notes to Consolidated Condensed Financial Statements                6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             9


PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                         11

SIGNATURES OF REGISTRANT                                           12

                            ICN BIOMEDICALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      March 31, 1994 and December 31, 1993
               (Unaudited - 000's omitted except for per share amounts)

                                  ASSETS
                                                March 31,    December 31,
                                                  1994           1993
                                              ------------   ------------
Current assets:
  Cash and cash equivalents                  $        134      $      509
  Restricted cash                                     256             256
  Receivables, net                                 14,027          11,574
  Inventories, net                                 15,180          15,601
  Prepaid expenses and other current assets         3,097           3,241
                                              ------------   ------------
     Total current assets                          32,694          31,181

Property, plant and equipment, net                 15,631          15,728
Other assets and deferred charges                   2,197           2,342
Excess of cost over net assets
  of purchased businesses, net                      2,492           2,580
                                              ------------   ------------
     Total Assets                             $    53,014     $    51,831
                                              ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                   $ 1,913        $  1,926
  Current maturities of capital lease
      obligations and long-term debt                1,333           1,379
  Accounts payable and accrued liabilities         16,813          17,120
                                              ------------    -----------
     Total current liabilities                     20,059          20,425

Long-term debt and capital lease obligations       10,263          10,567
Deferred income taxes and other liabilities         2,348           2,266
Payable to ICN                                      8,282           5,932

Stockholders' equity:
Preferred stock, $.01 par value:
  1,000,000 shares authorized; issued:
  Series A, 300,000 shares ($30,000,000
    involuntary liquidation preference)                 3               3
  Series B, 390,000 shares ($39,000,000
    involuntary liquidation preference)                 4               4
Common Stock, $.01 par value:
  30,000,000 shares authorized;
  9,033,623 shares issued and outstanding at
  March 31, 1994 and December 31, 1993,
  respectively.                                        90              90
Additional capital:  Preferred                     61,928          61,928
Additional capital:  Common                        43,072          43,072
Deficit                                           (89,411)        (89,540)
Foreign currency translation adjustments           (3,624)         (2,916)
                                               ------------   ------------
     Total stockholders' equity                    12,062          12,641
                                               ------------   ------------
                                               $   53,014     $    51,831
                                               ============   ============

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                             ICN BIOMEDICALS, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           For the three months ended March 31, 1994 and 1993
        (Unaudited - 000's omitted except for per share amounts)

                                               March 31,      March 31,
                                                 1994           1993
                                             -----------    -----------

Net sales                                    $    15,487     $   15,809
Cost of sales                                      6,840          7,376
                                             -----------    -----------
  Gross profit                                     8,647          8,433
Selling, general and
  administrative expenses                          6,902          6,532
Interest income                                       (4)            (6)
Interest expense                                     490            740
Foreign Currency Transaction losses (gains)          413           (222)
Other expenses, net                                  345            338
                                             -----------    -----------
  Income before provision for income taxes           501          1,051

Provision (benefit) for income taxes                 (13)            35
                                             -----------    -----------
  Net income                                  $      514      $   1,016
                                             ===========    ===========
Per share information:

  Net income                                  $      .06      $     .05
                                               =========      =========

Shares used in computing per
  share information                                9,196         22,419
                                              ==========     ==========

Dividends per common share                    $       --     $    .0425
                                              ==========     ==========




       The accompanying notes are an integral part of these consolidated condensed financial statements.

                             ICN BIOMEDICALS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1994 and 1993
            (Unaudited - 000's omitted except for per share amounts)

                                                March 31,      March 31,
                                                  1994           1993
                                               -----------    -----------
Cash flows from operating activities:
Net income                                    $       514   $     1,016
   Adjustments to net income:
Depreciation and amortization                         846           897
Change in assets and liabilities, net              (3,178)       (3,515)
                                               -----------    -----------
      Net cash used in operations                  (1,818)       (1,602)
                                               -----------    -----------
Cash flows from investing activities:
  Capital expenditures                               (185)         (440)
  Other, net                                           --            26
                                               -----------    -----------
      Net cash used in investing activities          (185)         (414)
                                               -----------    -----------
Cash flows from financing activities:
  Repayments of long-term debt, net                  (350)         (651)
  (Repayments) borrowings of
    short-term debt, net                              (13)          237
  Cash dividends paid                                (118)         (117)
  Cash received from ICN, net                       2,083         1,002
                                               -----------    -----------
      Net cash provided by
        financing activities                        1,602           471
                                               -----------    -----------

Effect of exchange rate changes on cash                26           121
                                               -----------    -----------
Decrease in cash and equivalents                     (375)       (1,424)

Cash and equivalents at beginning of quarter          509         2,204
                                               -----------    -----------
Cash and equivalents at end of quarter          $     134     $     780
                                               ===========    ===========

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                        ICN BIOMEDICALS, INC.

                 MANAGEMENT'S STATEMENT REGARDING
     UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although the Company believes that all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A Amendment Number 1 for the year ended December 31, 1993.

                       ICN BIOMEDICALS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


1. Relationship with ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Viratek, Inc.

ICN Biomedicals, Inc. (the "Company") was incorporated in September, 1983 as a wholly-owned subsidiary of ICN Pharmaceuticals, Inc. ("ICN"). As of March 31, 1994, the Company was a 69%-owned subsidiary of ICN. SPI Pharmaceuticals, Inc. ("SPI") and Viratek, Inc. ("Viratek") were 39% and 63%-owned by ICN, respectively.

2.  Inventories

Inventories are carried at the lower of cost or market using the first in first out (FIFO) method and are comprised of the following: (000's omitted)

                                               March 31,     December 31,
                                                 1994            1993
                                             ------------   -------------
Raw materials and supplies                   $     3,390     $      3,422
Work-in-process                                      640              610
Finished goods, net                               11,150           11,569
                                             ------------    ------------
Inventories, net                             $    15,180     $     15,601
                                             ============    ============

                            ICN BIOMEDICALS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

3.  Related Party Transactions

  General

The Company has obtained a written agreement from ICN that ICN is prepared, if needed, to provide financial support to the Company in order to meet its financial obligations through April 15, 1995.

  Investment Policy

ICN and its affiliates, including the Company, have adopted a policy covering intercompany advances, interest rates and the types of investments to be made by the Company and ICN. As a result of this policy, excess cash of the Company is transferred to and invested by ICN. The Company is credited with interest income based on prime less 1/2% and is charged interest at the prime rate plus 1/2% on the amounts invested or advanced. Interest expense, net related to this balance was $76,000 and $163,000 for the three months ended March 31, 1994 and 1993, respectively.

  Cost Allocations

The Company subleases space on a year-to-year basis in Costa Mesa, California, from ICN. The cost of common services used by the Company, SPI, Viratek and ICN are allocated by SPI based upon various formulas. Effective January 1, 1993, ICN reimburses the Company for those allocations which are in excess of the amounts determined by management using competitive data, as approved by the Oversight Committee, that would have been incurred by the Company if it operated in a facility suited solely to its requirements. Rent and common services charges, net for the three months ended March 31, 1994 and 1993 were $213,000 and $231,000, respectively.


4.  Long-term Debt

As of March 31, 1994, the accompanying consolidated condensed financial statements include total outstanding Swiss Franc convertible debt of SFr. 11,410,000 ($8,080,000) which represents the present value of the Company's obligation to pay the Zero Coupon Guaranteed Bonds. As of March 31, 1994, SFr. 39,615,000 principal of the Company's 5 1/2% Exchangeable Certificates were outstanding which, if exchanged for common stock, would result in the issuance of 2,608,241 shares of common stock, a reduction of long-term debt of SFr. 10,123,000 ($7,169,000) a reduction of SFR 1,286,000 ($911,000) of current maturities of long-term debt, and an increase in marketable securi-ties of SFr. 20,204,000 ($14,308,000) from the release by Bio Capital of the Danish Bonds to the Company. The Company does not hedge the exchange risk associated to the Swiss Franc convertible debt. Consequently, the Company incurred approximately $393,000 of exchange losses related to the Swiss Franc convertible debt during the three months ended March 31, 1994, as compared to a gain of $198,000 for the same period in 1993.

                            ICN BIOMEDICALS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                               (Unaudited)

5.  Common Stock

As of March 31, 1994, there were 2,608,241 shares of common stock issuable upon conversion of the Company's 5 1/2% Exchangeable Certificates, and 2,059,485 shares of common stock issuable upon the exercise of stock options, of which 1,356,025 options are exercisable at March 31, 1994 at prices ranging from $.83 to $10.50 per share.

6.  Supplemental Cash Flow Disclosures

Supplemental disclosures required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" are as follows: (000's omitted)

                                                  Three months ended
                                              --------------------------
                                                March 31,       March 31,
                                                  1994            1993
                                              -----------     -----------

Interest paid                                  $      874      $    1,070
Taxes paid                                     $      186      $      142


7.  Other expenses, net

Other expenses, net was $345,000 in 1994 and $338,000 in 1993. Included in other expenses, net is the amortization of goodwill of $126,000 in 1994 and $129,000 in 1993. Additionally, 1994 includes approximately $250,000 of severance and termination costs, offset by $300,000 related to the reevaluation of certain foreign reserves, primarily related to accounts receivable.

                            ICN BIOMEDICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Working Capital. Working capital was $12,635,000 at March 31, 1994, an increase of $1,879,000 from December 31, 1993. The increase is primarily due to an increase in accounts receivable resulting from higher sales in the first quarter of 1994 as compared to the fourth quarter of 1993, and a reduction in accounts payable and accrued liabilities, partially offset by reductions in inventory and other current assets.

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

The Company may issue additional shares of its Common Stock, refinance its current obligations or re-negotiate certain terms of existing indebtedness, depending on market conditions.

Debt. Total debt (Current Maturities, Notes Payable and Long-term debt) during the three month period ending March 31, 1994 decreased to $13,509,000 from $13,872,000 on December 31, 1993, primarily as a result of principal payments of short-term debt.

Product Liability Insurance. The Company and certain of its subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.

Results of Operations

Net Sales. Net sales were $15,487,000 and $15,809,000 for the three months ended March 31, 1994 and 1993, respectively. Sales were 2% lower in 1994 than in 1993. The Company continues to actively work on the introduction of new products primarily related to its Diagnostic product line, and on the expansion of the Dosimetry product line into foreign markets. These two actions, combined with the launch of the Company's 1994 catalog which began distribution during January and February 1994 should help to contribute to increased sales in the remaining quarters of the year.

Cost of Sales. Product cost as a percentage of sales decreased to 44% in 1994 from 47% in 1993. The Company continues to focus on the elimination of high cost products and on improving purchasing and manufacturing processes.

                            ICN BIOMEDICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Gross Profit. Gross profit as a percentage of sales was 56% and 53% for the three months ended March 31, 1994 and 1993, respectively. The impact of the actions taken in regards to sales and product costs, specifically the discontinuance of low gross profit margin products and the introduction of new products with high margins, have been reflected by an improvement in gross profit margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6,902,000 or 45% of sales in 1994 and $6,532,000 or 41% of sales in 1993. The increase in expenses in 1994 reflects primarily the impact of catalog amortization costs. Management is continuing its efforts to reduce selling, general and administrative expenses both in dollar value and as a percentage of sales through consolidation of operations and cost controls.

Interest, Net. Net interest expense was $486,000 and $734,000 for the three months ended March 31, 1994, and 1993, respectively. The net decrease resulted primarily from the reduction in short and long term debt of the Company.

Foreign Currency Transaction Losses (Gains). Foreign currency transaction losses (gains) were $413,000 and $(222,000) for the three months ended March 31, 1994 and 1993, respectively. The Company has a SFr. liability of SFr. 11,410,000 ($8,080,000), which is not hedged and subject to foreign exchange gains or losses during the year.

Other Expense, Net. Other expense, net was $345,000 in 1994 and $338,000 in 1993. Included in other expense, net is the amortization of goodwill of $126,000 in 1994 and $129,000 in 1993. Additionally, 1994 includes approximately $250,000 of severance and termination costs, offset by $300,000 related to the reevaluation of certain foreign reserves, primarily related to accounts receivable.

                             ICN BIOMEDICALS, INC.

                          PART II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

a.  Exhibits
    --------

    (11)    Statement re:  Computation of Per Share Earnings.


b.  Reports on Form 8-K
    -------------------

    No report on Form 8-K was filed by the Company during the quarter ended March 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ICN BIOMEDICALS, INC.
                                (Registrant)



Date:  May 13, 1994             /s/  Bill A. MacDonald
                                --------------------------------
                                President




Date:  May 13, 1994             /s/  John E. Giordani
                                ---------------------------------
                                Senior Vice President and Chief
                                 Financial Officer