Form 10-Q
period 1994-06-30
ICN BIOMEDICALS INC
filed 1994-08-12
CIK 798166

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
(Mark One)

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1994

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

                        Yes  [ X ]    No  [  ]

The number of outstanding shares of the Company's Common Stock, $.01 Par value, as of August 10, 1994 was 9,033,873.

                           ICN BIOMEDICALS, INC.

                                   INDEX



PART I -- FINANCIAL INFORMATION
                                                                 Page
                                                                Number
                                                                ------
Financial Information (unaudited):

Consolidated Condensed Balance Sheets -
   June 30, 1994 and December 31, 1993                              3

Consolidated Condensed Statements of Operations -
   For the three and six months ended June 30, 1994 and 1993        4

Consolidated Condensed Statements of Cash Flows -
   For the six months ended June 30, 1994 and 1993                  5

Management's Statement Regarding Unaudited Consolidated
   Condensed Financial Statements                                   6

Notes to Consolidated Condensed Financial Statements                6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                            10


PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                         13

SIGNATURES OF REGISTRANT                                           14

                            ICN BIOMEDICALS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      June 30, 1994 and December 31, 1993
               (Unaudited - 000's omitted except for per share amounts)

                                  ASSETS
                                                 June 30,    December 31,
                                                  1994           1993
                                                ---------    ------------
Current assets:
  Cash and cash equivalents                      $    850      $    509
  Restricted cash                                      --           256
  Receivables, net                                 13,173        11,574
  Inventories, net                                 15,473        15,601
  Prepaid expenses and other current assets         2,602         3,241
                                                 --------      --------
     Total current assets                          32,098        31,181

Property, plant and equipment, net                 15,388        15,728
Other assets and deferred charges                   2,305         2,342
Excess of cost over net assets
  of purchased businesses, net                      2,404         2,580
                                                 --------      --------
     Total Assets                                $ 52,195      $ 51,831
                                                 ========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                  $  1,845      $  1,926
  Current maturities of capital lease
      obligations and long-term debt                1,254         1,379
  Accounts payable and accrued liabilities         15,340        17,120
                                                 --------      ---------
     Total current liabilities                     18,439        20,425

Long-term debt and capital lease obligations       10,768        10,567
Deferred income taxes and other liabilities         2,339         2,266
Payable to ICN                                      7,738         5,932

Stockholders' equity:
Preferred stock, $.01 par value:
  1,000,000 shares authorized; issued:
  Series A, 300,000 shares ($30,000,000
    involuntary liquidation preference)                 3             3
  Series B, 390,000 shares ($39,000,000
    involuntary liquidation preference)                 4             4
Common Stock, $.01 par value:
  30,000,000 shares authorized;
  9,033,873 shares issued and outstanding at
  June 30, 1994 and December 31, 1993,
  respectively.                                        90            90
Additional capital:  Preferred                     61,928        61,928
Additional capital:  Common                        43,072        43,072
Deficit                                           (88,875)      (89,540)
Foreign currency translation adjustments           (3,311)       (2,916)
                                                 --------      --------
     Total stockholders' equity                    12,911        12,641
                                                 --------      --------
                                                 $ 52,195      $ 51,831
                                                 ========      ========

       The accompanying notes are an integral part of these consolidated condensed financial statements.


                             ICN BIOMEDICALS, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        For the three and six months ended June 30, 1994 and 1993
        (Unaudited - 000's omitted except for per share amounts)

                               Three months ended       Six months ended
                              ---------------------   --------------------
                                    June 30,                  June 30,
                                 1994         1993        1994       1993
                               --------    --------    --------   --------

Net sales                      $ 15,171    $ 15,415    $ 30,658   $ 31,224
Cost of sales                     6,660       6,957      13,500     14,333
                               --------    --------    --------    -------
  Gross profit                    8,511       8,458      17,158     16,891
Selling, general and
  administrative expenses         6,848       6,745      13,750     13,277
Interest expense, net               580         532       1,066      1,266
Foreign currency
  transaction losses (gains)        389        (106)        802       (328)
Other (income) expense, net         247      (1,597)        592     (1,259)
                               --------     --------    -------    -------
  Income before provision
   for income taxes and
   extraordinary income             447       2,884         948      3,935
Provision (benefit) for
  income taxes                      (89)        127        (102)       162
                               --------     -------     -------    -------
  Income before extra-
    ordinary income                 536       2,757       1,050      3,773
Extraordinary income                 --         627          --        627
                               --------     -------     -------    -------
  Net income                   $    536       3,384       1,050      4,400
                               ========     =======     =======    =======

Per share information:

  Income before extra-
    ordinary income            $    .06    $    .12     $   .12    $   .17
  Extraordinary income                -         .03          --        .03
                               ========    ========     =======    =======
  Net income                   $    .06    $    .15     $   .12    $   .20
                               ========    ========     =======    =======

Shares used in computing per
  share information               9,061      22,461       9,128     22,440
                               ========     =======     =======    =======
Dividends per common share     $     --    $  .0425      $   --    $  .085
                               ========    ========      ======    =======


       The accompanying notes are an integral part of these consolidated condensed financial statements.
/TABLE

                             ICN BIOMEDICALS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1994 and 1993
                          (Unaudited - 000's omitted)

                                                 June 30,      June 30,
                                                   1994          1993
                                                ---------     ---------
Cash flows from operating activities:
Net income                                      $   1,050     $   4,400
   Adjustments to net income:
Depreciation and amortization                       1,629         1,518
Foreign currency transaction losses (gains)           802          (328)
Gain on sale of assets held for disposition            --          (278)
Gain on settlement of certain leasing contracts        --          (938)
Extraordinary income                                   --          (627)
Change in assets and liabilities, net              (4,059)       (9,249)
                                                ---------     ---------
      Net cash used in operations                    (578)       (5,502)
                                                ---------     ---------
Cash flows from investing activities:
  Capital expenditures                               (300)         (610)
  Proceeds from sale of asset held
    for disposition                                    --         4,543
  Other, net                                           --            65
                                                ---------     ---------
      Net cash (used in) provided by
        investing activities                         (300)        3,998
                                                ---------     ---------
Cash flows from financing activities:
  Repayments of long-term debt, net                  (726)         (785)
  Repayments of short-term debt, net                  (81)       (1,260)
  Decrease in restricted cash                         256            --
  Cash dividends paid                                (118)         (117)
  Cash received from ICN, net                       1,806         3,600
                                                ---------     ---------
      Net cash provided by
        financing activities                        1,137         1,438
                                                ---------     ---------

Effect of exchange rate changes on cash                82           (87)
                                                ---------     ---------
Increase (decrease) in cash and equivalents           341          (153)

Cash and equivalents at beginning of period           509         2,204
                                                ---------     ---------
Cash and equivalents at end of period           $     850     $   2,051
                                                =========     =========

       The accompanying notes are an integral part of these consolidated condensed financial statements.

      6                     ICN BIOMEDICALS, INC.

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

                            ICN BIOMEDICALS, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


1. Relationship with ICN Pharmaceuticals, Inc., SPI Pharmaceuticals, Inc. and Viratek, Inc.

ICN Biomedicals, Inc. (the "Company") was incorporated in September, 1983 as a wholly-owned subsidiary of ICN Pharmaceuticals, Inc. ("ICN"). As of June 30, 1994, the Company was a 69%-owned subsidiary of ICN. SPI Pharmaceuticals, Inc. ("SPI") and Viratek, Inc. ("Viratek") were 38% and 63%-owned by ICN, respectively.

2.  Inventories

Inventories are carried at the lower of cost or market using the first-in first-out (FIFO) method and are comprised of the following: (000's omitted)

                                               June 30,      December 31,
                                                 1994            1993
                                             ------------    ------------
Raw materials and supplies                   $     3,461     $      3,422
Work-in-process                                      488              610
Finished goods, net                               11,524           11,569
                                             -----------     ------------
Inventories, net                             $    15,473     $     15,601
                                             ===========     ============

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

  Cost Allocations

The Company subleases space on a year-to-year basis in Costa Mesa, California, from ICN. The cost of common services used by the Company, SPI, Viratek and ICN are allocated by SPI based upon various formulas. Effective January 1, 1993, ICN reimburses the Company for those allocations which are in excess of the amounts determined by management using competitive data, as approved by the Oversight Committee, that would have been incurred by the Company if it operated in a facility suited solely to its require-ments. Rent and common services charges for the three and six months ended June 30, 1994 and 1993 were $213,000 and $425,000, and $213,000 and $426,000, respectively.

4.  Long-term Debt

As of June 30, 1994, the accompanying consolidated condensed financial statements include total outstanding Swiss Franc convertible debt of SFr. 11,488,000, ($8,615,000) which represents the present value of the Company's obligation to pay the Zero Coupon Guaranteed Bonds. As of June 30, 1994, SFr. 39,615,000 principal of the Company's 5 1/2% Exchangeable Certificates were outstanding which, if exchanged for common stock, would result in the issuance of 2,608,241 shares of common stock, a reduction of long-term debt of SFr. 10,201,000 ($7,650,000) a reduction of SFR 1,286,000 ($965,000) of current maturities of long-term debt, and an increase in marketable securi-ties of SFr. 20,204,000 ($15,150,000) from the release by Bio Capital of the Danish Bonds to the Company. The Company does not hedge the exchange risk associated to the Swiss Franc convertible debt. Consequently, the Company incurred approximately $451,000 and $844,000 of exchange losses related to the Swiss Franc convertible debt during the three and six months periods ended June 30, 1994, respectively, as compared to gains of $136,000 and $334,000 for the same periods in 1993.

                            ICN BIOMEDICALS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                               (Unaudited)


5.  Common Stock

As of June 30, 1994, there were 2,608,241 shares of common stock issuable upon conversion of the Company's 5 1/2% Exchangeable Certificates, and 1,961,485 shares of common stock issuable upon the exercise of stock options, of which 1,102,025 options are exercisable at June 30, 1994 at prices ranging from $.83 to $10.50 per share.


6.  Supplemental Cash Flow Disclosures

Supplemental disclosures required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" are as follows: (000's omitted)

                                                    Six months ended
                                              ---------------------------
                                                June 30,        June 30,
                                                  1994            1993
                                              -----------     -----------
Interest paid                                  $    1,043      $    1,121
Taxes paid                                     $      194      $      177


7.  Other (Income) Expense, Net

Other (income) expense, net was $247,000 and $592,000 for the three and six months ended June 30, 1994, respectively, compared to $(1,597,000) and $(1,259,000) for the same periods in 1993.

Other (income) expense for the three months ended June 30, 1994 includes a $(210,000) gain on settlement of an escrow account related to the sale of the Company's Irvine, Scotland facility in 1993, offset by costs incurred in connection with the closure of a foreign facility of $204,000. Other (income) expense for the three months ended June 30, 1994, also includes $125,000 of amortization of goodwill and other intangibles.

For the six months ended June 30, 1994, other (income) expense includes the aforementioned gain on settlement of an escrow account of $(210,000), foreign facility closure costs of $204,000 and amortization of goodwill of $251,000. Additionally, other (income) expense for the six months ended June 30, 1994 includes severance and termination costs of $250,000, offset by a reevaluation of certain foreign allowances, primarily related to accounts receivable of $(300,000).

                            ICN BIOMEDICALS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                               (Unaudited)


Other (income) expense for the three and six months ended June 30, 1993, includes a gain of $(938,000) realized by the Company's Italian operation on the favorable termination of certain leasing contracts, a gain of $(1,000,000) representing certain liabilities accrued during 1992 which were settled for less than the original estimate and a gain of $(278,000) on the sale of the Company's Irvine, Scotland facility.

Amortization of goodwill and other intangibles was $129,000 and $251,000 for the three and six months ended June 30, 1993, respectively.


8.   Subsequent Event

On August 1, 1994, the Company and its three affiliated corporations (ICN, SPI and Viratek, entered into a merger agreement to combine the four companies into a newly formed corporation (which will be renamed ICN Pharmaceuticals, Inc.)(the "Merger"). Under the terms of the merger agreement, all outstanding shares of common stock of the four companies (other than shares held by ICN) will be exchanged for shares of common stock of the new company pursuant to the following exchange ratios: ICN: 1 to .512, SPI: 1 to 1;
Viratek: 1 to .499; and Biomedicals: 1 to .197. The proposed Merger is subject to various conditions, including approval by the stockholders of each of the four companies, issuance of $150 million of convertible debenture to refinance a substantial portion of the long-term indebtedness of the four companies (a waivable condition), appropriate regulatory approvals and certain other conditions. Assuming these conditions are satisfied, the transaction is expected to close during the fall of 1994.

Three lawsuits have been filed by stockholders of SPI and, in one of these lawsuits, Viratek, with respect to the Merger in the Court of Chancery of the State of Delaware against ICN, SPI, Viratek (with respect to one of such lawsuits) and certain directors and officers of ICN, SPI and/or Viratek (including Milan Panic). The lawsuits, entitled HELMUT KLING v. MILAN PANIC, ET AL., JALLATH v. MILAN PANIC, ET AL., and AMY HOFFMAN v. MILAN PANIC, ET AL., purport to be class actions on behalf of all persons who hold shares of SPI Common Stock and, in one lawsuit, Viratek Common Stock. These suits allege that the consideration to be provided to the public stockholders of SPI and Viratek (with respect to one of such lawsuits) in the Merger is unfair and inadequate, and that the defendants have breached their fiduciary duties in approving the proposed Merger and otherwise.

                            ICN BIOMEDICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Working Capital. Working capital was $13,659,000 at June 30, 1994, an increase of $2,903,000 from December 31, 1993. The increase is primarily due to an increase in accounts receivable and a reduction in accounts payable and accrued liabilities, partially offset by reductions in other current assets.

Management believes that cash generated from operations and, if needed, additional borrowings from ICN will provide sufficient cash to meet its normal operating requirements.

The Company has obtained a written agreement from ICN that ICN is prepared, if needed, to provide financial support to the Company in order to meet its financial obligations through April 15, 1995.

The Company may issue additional shares of its Common Stock, refinance its current obligations or re-negotiate certain terms of existing indebtedness, depending on market conditions.

Debt. Total debt (Current Maturities, Notes Payable and Long-term debt) during the six month period ending June 30, 1994 decreased to $13,867,000 from $13,872,000 on December 31, 1993, primarily as a result of principal payments, offset by an increase of $844,000 due to foreign exchange, on the Company's Swiss Franc debt.

Product Liability Insurance. The Company and certain of its subsidiaries do not maintain product liability insurance. While the Company has never experienced a material adverse claim for personal injury resulting from allegedly defective products, a successful claim could have a material adverse effect on the Company's liquidity and financial performance.

Results of Operations

Net Sales. Net sales were $15,171,000 and $30,658,000 for the three and six months ended June 30, 1994, respectively, compared to $15,415,000 and $31,224,000 for the same periods in 1993, respectively. As compared to 1993, sales have declined 2% for the three and six months ended June 30, 1994, respectively.

                            ICN BIOMEDICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


The Company continues to actively work on the introduction of new products primarily related to its Diagnostic product line, and on the expansion of the Dosimetry product line into foreign markets. These two actions, combined with the launch of the Company's 1994 catalog which began distribution during the first quarter of 1994 should help to contribute to increased sales in the remaining quarters of the year.

Cost of Sales. Product cost as a percentage of sales decreased to 44% from 45% and to 44% from 46% for the three and six months ended June 30, 1994 and 1993, respectively. The Company continues to focus on the elimination of high cost products and on improving purchasing and manufacturing processes.

Gross Profit. Gross profit as a percentage of sales was 56% and 56% for the three and six months ended June 30, 1994, respectively, compared to 55% and 54% for the same periods in 1993. The impact of the actions taken in regards to sales and product costs, specifically the discontinuance of low gross profit margin products and the introduction of new products with high margins, have been reflected by an improvement in gross profit margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6,848,000 or 45% of sales and $13,750,000 or 45% of sales for the three and six months ended June 30, 1994, respectively, compared to $6,745,000 or 44% of sales and $13,277,000 or 43% of sales for the same periods in 1993. The increase in expenses in 1994 reflects primarily the impact of catalog amortization costs partially offset by certain reserve reevaluations.

Interest Expense, Net. Net interest expense was $580,000 and $1,066,000 for the three and six months ended June 30, 1994, respectively, compared to $532,000 and $1,266,000 for the same periods in 1993. The net decrease for the six months ended June 30, 1994 compared to the same period in 1993 resulted primarily from the reduction in short and long term debt of the Company.

Foreign Currency Transaction Losses (Gains). Transaction losses (gains) were $389,000 and $802,000 for the three and six months ended June 30, 1994 and $(106,000) and $(328,000) for the three and six months ended June 30, 1993, respectively. The Company has a SFr. liability of SFr. 11,488,000 ($8,615,000), which is not hedged and subject to foreign exchange gains or losses during the year.

Other (Income) Expense, Net. Other (income) expense, net was $247,000 and $592,000 for the three and six months ended June 30, 1994, respectively, compared to $(1,597,000) and $(1,259,000) for the same periods in 1993.

                            ICN BIOMEDICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Other (income) expense for the three months ended June 30, 1994 includes a $(210,000) gain on settlement of an escrow account related to the sale of the Company's Irvine, Scotland facility in 1993, offset by costs incurred in connection with the closure of a foreign facility of $204,000. Other (income) expense for the three months ended June 30, 1994, also includes $125,000 of amortization of goodwill and other intangibles.

For the six months ended June 30, 1994, other (income) expense includes the aforementioned gain on settlement of an escrow account of $(210,000), foreign facility closure costs of $204,000 and amortization of goodwill of $251,000. Additionally, other (income) expense for the six months ended June 30, 1994 includes severance and termination costs of $250,000, offset by a reevaluation of certain foreign allowances, primarily related to accounts receivable of $(300,000).

Other (income) expense for the three and six months ended June 30, 1993, includes a gain of $(938,000) realized by the Company's Italian operation on the favorable termination of certain leasing contracts, a gain of $(1,000,000)representing certain liabilities accrued during 1992 which were settled for less than the original estimate and a gain of $(278,000) on the sale of the Company's Irvine, Scotland facility.

Amortization of goodwill and other intangibles was $129,000 and $251,000 for the three and six months ended June 30, 1993, respectively.

Extraordinary Income. During the second quarter of 1993, the Company's Italian operation negotiated settlements with certain of its suppliers and banks resulting in extraordinary income for the three and six months ended June 30, 1993 of $627,000 or $.03 per share.

                             ICN BIOMEDICALS, INC.

                          PART II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

a.  Exhibits
    --------

    (11)    Statement re:  Computation of Per Share Earnings.


b.  Reports on Form 8-K
    -------------------

    No report on Form 8-K was filed by the Company during the quarter ended June 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ICN BIOMEDICALS, INC.
                                (Registrant)



Date:  August 10, 1994          /s/  Bill A. MacDonald
                                --------------------------------
                                President




Date:  August 10, 1994          /s/  John E. Giordani
                                ---------------------------------
                                Senior Vice President and Chief
                                 Financial Officer